Form 10QSB
period 2007-11-30
CADDYSTATS, INC.
filed 2008-01-04
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: November 30, 2007


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 333-141907


                                CADDYSTATS, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              20-5034780
_______________________________                              ___________________
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                            105 - 501 Silverside Road
                              Wilmington, DE 19809
                    ________________________________________
                    (Address of principal executive offices)


                                 (877) 903-8600
                           ___________________________
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2007, the registrant had 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one).

                                 Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements .............................................   3

        Balance Sheets as of November 30, 2007 and August 31, 2007
        (audited).........................................................   4

        Interim Statements of Operations for three months ended November
        30, 2007; three months ended November 30, 2006 and cumulative from
        inception (June 5, 2006) to November 30, 2007.....................   5

        Interim Statement of Stockholders' Equity (Deficit) From inception
        (June 5, 2006 to November 30, 2007) ..............................   6

        Interim Statements of Cash Flows for three months ended November
        30, 2007; three months ended November 30, 2006 and cumulative
        results from inception (June 5, 2006) to November 30, 2007........   7

        Notes to Interim Financial Statements to November 30, 2007........   8

Item 2. Management's Discussion and Analysis or Plan of Operation.........  11

Item 3. Controls and Procedures ..........................................  12


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......  13

Item 3. Defaults Upon Senior Securities ..................................  13

Item 4. Submission of Matters to a Vote of Security Holders ..............  13

Item 5. Other Information ................................................  13

Item 6. Exhibits .........................................................  13

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                NOVEMBER 30, 2007

                                   (UNAUDITED)
















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS


                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                  August 31,
                                                              November 30,           2007
                                                                  2007            (Audited)
____________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
      Cash                                                     $     236           $   1,304
       Prepaid expense                                                 -                   -
____________________________________________________________________________________________
                                                                     236               1,304
============================================================================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                     4,150               2,500
      Due to related party                                        10,625               6,690
____________________________________________________________________________________________
                                                                  14,775               9,190
____________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT )
   Capital stock (Note 4)

   Authorized
   75,000,000 shares of common stock, $0.001 par value,

   Issued and outstanding
   10,000,000 shares of common stock                              10,000              10,000

   Additional paid-in capital                                          -                   -
____________________________________________________________________________________________
   Deficit accumulated during the development stage              (24,539)            (17,886)
____________________________________________________________________________________________
Total Equity                                                      (3,913)             (1,196)
____________________________________________________________________________________________
TOTAL LIABILITIES AND EQUITY                                   $     236           $   1,304
============================================================================================


    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS

                                                                                       Cumulative results of
                                                                                       operations from
                                                                                       June 5, 2006
                                         Three months ended     Three months ended     (date of inception) to
                                         November 30, 2007      November 30, 2006      November 30, 2007
_____________________________________________________________________________________________________________

EXPENSES

   Office and general                       $    (1,515)           $      (165)              $ (5,039)
   Professional fees                             (5,138)                     -                (19,500)
_____________________________________________________________________________________________________________
NET LOSS                                    $    (6,653)           $      (165)              $(24,539)
=============================================================================================================


BASIC NET LOSS PER SHARE                    $      0.00            $      0.00
==============================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            9,613,970              8,826,816
==============================================================================


    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (JUNE 5, 2006) TO NOVEMBER 30, 2007

                                                                                               Deficit
                                        Common Stock                                         Accumulated
                                    ____________________     Additional        Share         During the
                                    Number of                 Paid-in       Subscription     Development
                                     shares       Amount      Capital        Receivable         Stage          Total
______________________________________________________________________________________________________________________

Balance, June 5, 2006                        -    $     -      $   -          $       -       $       -      $       -

Net Loss, August 31, 2006                                                                        (1,086)        (1,086)

Common stock issued for cash at
$0.001 per share
    -June 26, 2006                  10,000,000     10,000          -                  -               -
                                                                                                                10,000
Share Subscription Receivable                                                   (10,000)                       (10,000)
Share subscription paid                                                          10,000                         10,000
______________________________________________________________________________________________________________________

Balance August 31, 2006             10,000,000     10,000                             -          (1,086)        (1,086)
______________________________________________________________________________________________________________________
Net Loss August 31, 2007                     -          -          -                  -         (16,800)       (16,800)
______________________________________________________________________________________________________________________

Balance, August 31, 2007            10,000,000    $10,000          -                  -         (17,886)       (17,886)
______________________________________________________________________________________________________________________
Net loss, November 30, 2007                  -          -          -                  -          (6,653)        (6,653)
______________________________________________________________________________________________________________________

Balance, November 30, 2007          10,000,000    $10,000          -                  -       $ (24,539)     $ (14,539)
======================================================================================================================


    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS

                                                                                                                      Cumulative
                                                                                                                      results of
                                                                                                                    operations from
                                                                         Three months          Three months         inception June
                                                                             ended                 ended               5, 2006 to
                                                                       November 30, 2007     November 30, 2006     November 30, 2007
====================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $ (6,653)             $   (165)            $ (24,539)

  Adjustment to reconcile net loss to net cash used in operating activities
       -accrued liabilities                                                   1,649                     -                 4,150
____________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                        (5,004)                 (165)              (20,389)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                                            -                     -                10,000

    Shareholder Loan                                                          3,935                     -                10,625

  Share subscription receivable                                                   -                10,000                     -
____________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     3,935                 9,835                20,625
____________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                              (1,068)                9,835                   236


CASH, BEGINNING OF PERIOD                                                     1,304                     -                     -
____________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                        $    236              $  9,835             $     236
====================================================================================================================================

Supplemental cash flow information and noncash financing activities:
Cash paid for:
  Interest                                                                 $      -              $      -             $       -
====================================================================================================================================

  Income taxes                                                             $      -              $      -             $       -
====================================================================================================================================


    The accompanying notes are an integral part of these financial statements


                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                NOVEMBER 30, 2007
================================================================================

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Caddystats, Inc. ("Company") is in the initial development stage and has incurred losses since inception totaling $24,539. The Company was incorporated on June 5, 2006 in the State of Delaware and established a fiscal year end of August 31. The Company is a development stage company organized to enter into the golf course guide book publication industry with our proprietary CaddyStats Golf Course Guides. The Company expects to provide golf courses throughout North America with low cost, attractive and easy to use guide books.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares. As of November 30, 2007, the Company had issued 10,000,000 Founders shares at $0.001 per share for net proceeds of $10,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES
The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NET LOSS PER SHARE
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

________________________________________________________________________________

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. . Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

STOCK-BASED COMPENSATION
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "SHARE-BASED PAYMENT." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on our results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "SHARE-BASED PAYMENT," to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No. 123R.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Management believes this Statement will have no impact on the financial statements of the Company.

________________________________________________________________________________

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN No.47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN No.47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN No.47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN No.47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
________________________________________________________________________________

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 - CAPITAL STOCK
________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of November 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 30, 2007, the sole Director had purchased 10,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $10,000.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of November 30, 2007, the Company received advances from a Director in the amount of $10,625 to pay for Incorporation costs, filing fees and general administration costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of November 30, 2007 the Company had net operating loss carry forwards of approximately $24,539 that may be available to reduce future years' taxable income and will expire commencing in 2016. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

CaddyStats, Inc. ("CaddyStats," "the Company", "us", "our" or "we,") was incorporated in the State of Delaware as a for-profit company on June 5, 2006 and established a fiscal year end of August 31. We are a development-stage company organized to enter into the golf course guide book publications industry with our proprietary CaddyStats Golf Course Guides. The Company intends to provide golf courses throughout North America with low cost, attractive and easy to use guide books which they will offer as promotions or sell to golfers using their courses. Each guide is individually produced for each golf course and is a combination of a golf course guide, yardage book and enhanced scorecard. CaddyStats Course Guides are designed for one-time use. We compete with traditional publishers of golf course guides, yardage books and score cards by combining all three of these documents into one single low-cost CaddyStats Golf Course Guide.

The Company did not generate any revenue during the quarter ended November 30, 2007.

Plan of Operation

The following discussion and analysis of our plan of operation should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

As of November 30, 2007 the Company had $236 of cash on hand in the bank. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to sell additional capital through private equity placements, debt securities or seek alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. In addition, we may also require additional funds to accomplish a more rapid expansion, to develop new or enhanced products or to invest in complementary businesses, technologies, services or products. Additional funding to meet our requirements may not be available on favorable terms, if at all.

To date our operations have been limited to the design of our CaddyStats Course Guide booklets and doing market research on the golf course and country club industries in North America. We have not yet implemented our business model or printed any booklets. Over the 12 month period we need to raise capital and begin creating and marketing our guides to golf courses throughout North America.

Our first activity in this period will to procure the computer hardware and image-processing software required to produce camera ready copies of our course guides. The estimated cost of hardware and software is $22,000.

With the equipment in place we will begin the design and production of a sample CaddyStats Course Guide booklet for a typical North American golf course. We expect to produce camera-ready proofs for printing and initiate our sales and marketing initiative by soliciting prospective clients from number of North American "flagship" golf courses. An important aspect of our marketing activities will be the development of a website that will display or product and its features as well as solicit orders. The estimated of cost our sales and marketing plan is $40,000.

If we can complete these activities and receive a positive result from our sales efforts, as determined by obtaining sufficient interest produce our guides, we will attempt to raise money through a private placement, public offering or through loans to purchase additional equipment or finance large product orders. We will seek this additional funding if we are able to secure an agreement with approximately four to six golf courses to acquire and sell our Course Guides and player acceptance at these courses is demonstrated though ongoing sales.

The Company is currently attempting to raise the cash to initiate our business plan through the sale of its common stock. If the amount raised from our stock offering is insufficient or if we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don't have enough money, we will cease these development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial product sourcing. The Company intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. We will use third party web designers to build and maintain our website.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $62,000 over the next twelve months. Administrative expenses and the cost of maintaining our reporting status is estimated to be an additional $18,000 over this same period. Our officer and director, Gordon Dawson has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Principal Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CADDYSTATS, INC.



                           By: /s/ GORDON DAWSON
                           _____________________________________________
                           Gordon Dawson
                           President, Secretary Treasurer,
                           Principal Executive Officer,
                           Principal Financial Officer and sole Director


Dated:  January 4, 2008