Form 10QSB
period 2008-02-29
CADDYSTATS, INC.
filed 2008-04-02
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended: February 29, 2008


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                       Commission File Number: 333-141907


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

                              Index

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements .............................................   3

Balance Sheets as of February 29, 2008 and August 31, 2007(audited).......   4

Interim Statements of Operations for six months ended February 29, 2008;
six months ended February 28, 2007 and cumulative from inception (June 5,
2006) to February 29, 2008................................................   5

Interim Statement of Stockholders' Equity (Deficit) From inception
(June 5, 2006) to February 29, 2008) .....................................   6

Interim Statements of Cash Flows for six months ended February 29, 2008;
six months ended February 28, 2007 and cumulative results from inception
(June 5, 2006) to February 29, 2008.......................................   7

Notes to Interim Financial Statements to February 29, 2008................   8

Item 2. Management's Discussion and Analysis or Plan of Operation.........  12

Item 3. Controls and Procedures ..........................................  14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......  14

Item 3. Defaults Upon Senior Securities ..................................  14

Item 4. Submission of Matters to a Vote of Security Holders ..............  14

Item 5. Other Information ................................................  14

Item 6. Exhibits .........................................................  15

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2008

                                   (UNAUDITED)
















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                 February 29,       August 31,
                                                                     2008              2007
                                                                                    (Audited)
______________________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
      Cash                                                         $ 10,414          $  1,304
       Prepaid expense                                                1,000                 -
                                                                   __________________________
TOTAL ASSETS                                                       $ 11,414          $  1,304
                                                                   ==========================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                        4,200             2,500
      Due to related party                                           10,625             6,690
                                                                   __________________________
 TOTAL LIABILITIES                                                   14,825             9,190
                                                                   __________________________

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      10,750,000 shares of common stock                              10,750            10,000
   Additional paid-in capital                                        14,250                 -
                                                                   __________________________
   Deficit accumulated during the development stage                 (28,411)          (17,886)
                                                                   __________________________
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (3,411)           (1,196)
                                                                   __________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 11,414          $  1,304
                                                                   ==========================


    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                    Cumulative
                                                                                    results of
                                                                                  operations from
                                                                                   June 5, 2006
                                    Six months              Six months               (date of
                                       ended                   ended               inception) to
                                 February 29, 2008       February 28, 2007       February 29, 2008
__________________________________________________________________________________________________

EXPENSES
   Office and general               $    3,987              $    1,032               $   7,511

     Professional fees                   6,538                   8,925                  20,900
                                    __________________________________________________________

NET LOSS                            $  (10,525)             $   (9,957)              $ (28,411)
                                    ==========================================================

BASIC NET LOSS PER SHARE            $     0.00              $     0.00
                                    ==================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            9,806,299               9,219,331
                                    ==================================


    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (JUNE 5, 2006) TO FEBRUARY 29, 2008

                                   (UNAUDITED)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common Stock             Additional       Share       During the
                                           ___________________________      Paid-in      Subscription   Development
                                           Number of shares     Amount      Capital       Receivable       Stage          Total
_________________________________________________________________________________________________________________________________

Balance, June 5, 2006                                  -        $     -     $      -         $  -        $       -      $       -

Net Loss, August 31, 2006                                                                                   (1,086)        (1,086)

Common stock issued for cash at $0.001
per share
   -June 26, 2006                             10,000,000         10,000            -            -                -         10,000
                                           ______________________________________________________________________________________
Balance August 31, 2006                       10,000,000         10,000                         -           (1,086)         8,914
                                           ______________________________________________________________________________________
Net Loss August 31, 2007                               -              -            -            -          (16,800)       (16,800)
                                           ______________________________________________________________________________________
Balance, August 31, 2007                      10,000,000        $10,000            -            -          (17,886)        (7,886)
                                           ______________________________________________________________________________________

Common stock issued for cash at $0.02
per share
   - November 5, 2007                            750,000            750       14,250                                       15,000

Net loss, February 29, 2008                            -              -            -            -          (10,525)       (10,525)
                                           ______________________________________________________________________________________
Balance, February 29, 2008                    10,000,000        $10,750     $ 14,250            -        $ (28,411)     $  (3,411)
                                           ======================================================================================


    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                                      Cumulative
                                                                                                                      results of
                                                                                                                    operations from
                                                                          Six months            Six months          inception June
                                                                             ended                 ended              5, 2006 to
                                                                       February 29, 2008     February 28, 2007     February 29, 2008
====================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(10,525)             $ (9,957)             $(28,411)
  Adjustment to reconcile net loss to net cash used in operating activities
       - prepaid expense                                                     (1,000)               (1,000)               (1,000)
       - accrued liabilities                                                  1,700                 3,000                 4,200
                                                                       ________________________________________________________
NET CASH USED IN OPERATING ACTIVITIES                                        (9,825)               (7,957)              (25,211)
                                                                       ________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                                       15,000                     -                25,000
    Shareholder Loan                                                          3,935                     -                10,625
    Share subscription receivable                                                 -                10,000                     -
                                                                       ________________________________________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    18,935                 2,043                35,625
                                                                       ________________________________________________________
NET INCREASE (DECREASE) IN CASH                                               9,110                 2,043                10,414

CASH, BEGINNING OF PERIOD                                                     1,304                     -                     -
                                                                       ________________________________________________________
CASH, END OF PERIOD                                                        $ 10,414              $  2,043              $ 10,414
                                                                       ========================================================
SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES:

Cash paid for:
  Interest                                                                 $      -              $      -              $      -
                                                                       ========================================================

  Income taxes                                                             $      -              $      -              $      -
                                                                       ========================================================
NON CASH ACTIVITIES

Stock issued for services                                                  $      -              $      -              $      -
Stock issued for accounts payable                                          $      -              $      -              $      -
Stock issued for notes payable                                             $      -              $      -              $      -
Stock issued for convertible debentures and interest                       $      -              $      -              $      -
Convertible debentures issued for services                                 $      -              $      -              $      -
Warrants issued                                                            $      -              $      -              $      -
Stock issued for penalty on default of  convertible debenture              $      -              $      -              $      -
Note payable issued for finance charges                                    $      -              $      -              $      -
Forgiveness of not payable and accrued interest                            $      -              $      -              $      -
Stock issued for investment.                                               $      -              $      -              $      -


    The accompanying notes are an integral part of these financial statements


                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2008
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Caddystats, Inc. ("Company") is in the initial development stage and has incurred losses since inception totaling $28,411. The Company was incorporated on June 5, 2006 in the State of Delaware and established a fiscal year end of August 31. The Company is a development stage company organized to enter into the golf course guide book publication industry with our proprietary CaddyStats Golf Course Guides. The Company expects to provide golf courses throughout North America with low cost, attractive and easy to use guide books.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares. As of February 29, 2008, the Company had issued 10,000,000 Founders shares at $0.001 per share for net proceeds of $10,000 and 750,000 shares at $0.02 per share for net proceeds of $15,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

SEGMENTED REPORTING

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and February 29, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2008
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

LOSS PER COMMON SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at February 29, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2008
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and periods with those fiscal years.

The Financial Accounting Standards Board has issued SFAS No. 155 "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" and No. 156 "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140", but they will not have a material effect in the

COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL POSITION.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations

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

As of February 29, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of February 29, 2008, the sole Director had purchased 10,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $10,000.

As of February 29, 2008, the Company has issued 750,000 shares of the common stock of the Company at $0.02 per share with proceeds to the Company totalling $15,000.

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 29, 2008
________________________________________________________________________________

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of February 29, 2008, the Company received advances from a Director in the amount of $10,625 to pay for Incorporation costs, filing fees and general administration costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of February 29, 2008 the Company had net operating loss carry forwards of approximately $28,411 that may be available to reduce future years' taxable income and will expire commencing in 2016. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

CaddyStats, Inc. ("CaddyStats," "the Company", "us", "our" or "we,") was incorporated in the State of Delaware as a for-profit company on June 5, 2006 and established a fiscal year-end of August 31. We are a development-stage company established to enter into the golf course guide book publications business with our proprietary CaddyStats Golf Course Guides. The Company intends to supply golf courses throughout North America with low cost, attractive and easy to use guide books which they can offer as promotions or sell to golfers using their courses. Each guide is individually produced specifically for each golf course and is a combination of a golf course guide, yardage book and enhanced scorecard. CaddyStats Course Guides are designed for one-time use. We will be competing with traditional publishers of golf course guides, yardage books and score cards by combining all three of these documents into one single low-cost CaddyStats Golf Course Guide.

The Company did not generate any revenue during the quarter ended February 29, 2008.

Plan of Operation

The following discussion and analysis of our plan of operation should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, the plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

As of February 29, 2008 the Company had $10,414 of cash on hand in the bank. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to sell additional capital through private equity placements, debt or alternative sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. In addition, we may also require additional funds to accomplish a more rapid expansion, to develop new or enhanced products or to invest in complementary businesses, technologies, services or products. Additional funding to meet our requirements may not be available on favorable terms, if at all.

To date our operations have been limited to the design of our CaddyStats Course Guide booklets and undertaking market research on the golf course and country club industries in North America. We have not yet implemented our business model or printed any booklets. Over the next 12 month period we will continue to raise capital and begin creating and marketing our guides to golf courses throughout North America.

Our first activity in this period will to procure the computer hardware and image-processing software required to produce camera ready copies of our course guides. The estimated cost of hardware and software is $22,000.

With the equipment in place we will begin the design and production of a sample CaddyStats Course Guide booklet for a typical North American golf course. We expect to produce camera-ready proofs for printing and initiate our sales and marketing activities by soliciting prospective clients from a number of North American "flagship" golf courses. An important aspect of our marketing activity will be the development of a website that will display our product and its features as well as enable us to solicit orders. The estimated of cost our sales and marketing plan is $40,000.

If we can complete these activities and we receive a positive result from our sales efforts, as determined by obtaining sufficient interest from golf courses to produce our guides, we will attempt to raise money through a private placement, public offering or through loans to purchase additional equipment or finance large product orders. We will seek this additional funding if we are able to secure an agreement with approximately four to six golf courses to acquire and sell our Course Guides and player acceptance at these courses is demonstrated though ongoing sales.

The Company has raised $15,000 in cash to initiate our business plan through the sale of its common stock. The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

On December 6, 2007 Shana Richmond was elected to the Board of Directors.

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

Dated:  April 2, 2008