Form 10-Q
period 2008-05-31
CADDYSTATS, INC.
filed 2008-06-30
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: May 31, 2008
                                       or


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


     For the transition period from ________________ to __________________


                       Commission File Number: 333-141907


                                CADDYSTATS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            Delaware                                             20-5034780
_________________________________                            ___________________
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


                            105 - 501 Silverside Road
                              Wilmington, DE 19809
                    ________________________________________
                    (Address of principal executive offices)


                                 (877) 903-8600
                ________________________________________________
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2008 the registrant had 10,750,000 shares of common stock, $0.001 par value, issued and outstanding.

                                      Index

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.........................................        3

Balance Sheets as of May 30, 2008 and August 31, 2007(audited).......        4

Interim Statements of Operations for three months ended May 31, 2008 and May 31, 2007; nine months ended May, 31 2008 and May 31, 2007 and
cumulative from inception (June 5, 2006) to May 31, 2008.............        5

Interim Statement of Stockholders' Equity (Deficit) From inception
(June 5, 2006) to May 31, 2008)......................................        6

Interim Statements of Cash Flows for three months Ended May 31, 2008 and May 31, 2007; nine months ended May 31, 2008; and May 31, 2007
and cumulative results from inception (June 5, 2006) to May 31, 2008.        7

Notes to Interim Financial Statements to May 31, 2008................        8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....       12

ITEM 3. CONTROLS AND PROCEDURES......................................       14

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................       15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..       15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................       15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........       15

ITEM 5. OTHER INFORMATION............................................       15

ITEM 6. EXHIBITS.....................................................       16

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2008

                                   (UNAUDITED)
















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                          May 31,     August 31,
                                                           2008          2007
                                                                      (Audited)
________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS
   Cash                                                  $  5,034      $  1,304
   Prepaid expense                                             46             -
                                                         ______________________

TOTAL ASSETS                                             $  5,080      $  1,304
                                                         ======================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                 3,000         2,500
   Due to related party                                    10,625         6,690
                                                         ______________________

TOTAL LIABILITIES                                          13,625         9,190
                                                         ______________________

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
     Authorized
       75,000,000 shares of common stock, $0.001 par
       value,
     Issued and outstanding
       10,750,000 shares of common stock                   10,750        10,000
   Additional paid-in capital                              14,250             -
                                                         ______________________

   Deficit accumulated during the development stage       (33,545)      (17,886)
                                                         ______________________

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (8,545)       (7,886)
                                                         ______________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $  5,080      $  1,304
                                                         ======================


    The accompanying notes are an integral part of these financial statements


                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                    Cumulative
                                                                                                    results of
                                                                                                    operations
                                                                                                   from June 5,
                              Three months     Three months      Nine months       Nine months     2006 (date of
                                  ended            ended             ended            ended        inception) to
                              May 31, 2008     May 31, 2007      May 31, 2008     May 31, 2007     May 31, 2008
________________________________________________________________________________________________________________

REVENUE                        $        -        $      -         $        -       $       -         $      -

EXPENSES

   Office and general          $    1,334        $  1,138              5,321       $   2,364         $  8,845
   Professional fees                3,800           1,331             10,338          10,062           24,700
                               ______________________________________________________________________________
LOSS FROM OPERATIONS               (5,134)         (2,469)           (15,659)        (12,426)         (33,545)

PROVISION FOR INCOME TAX       $        -        $      -         $        -       $       -         $      -

NET LOSS                       $   (5,134)       $ (2,469)        $  (15,659)      $ (12,426)        $(33,545)
                               ==============================================================================


BASIC AND DILUTED NET
LOSS PER SHARE                 $     0.00                         $     0.00
                               =============================================


WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                     9,925,722                          9,418,283
                               =============================================


    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM INCEPTION (JUNE 5, 2006) TO MAY 31, 2008

                                   (UNAUDITED)

                                                                                                       Deficit
                                                                                                     Accumulated
                                           Common Stock              Additional        Share         During the
                                   _____________________________      Paid-in       Subscription     Development
                                   Number of shares      Amount       Capital        Receivable         Stage         Total
______________________________________________________________________________________________________________________________

Balance, June 5, 2006                          -        $      -      $      -         $    -         $       -      $       -

Net Loss, August 31, 2006                                                                                (1,086)        (1,086)

Common stock issued for cash
at $0.001 per share
   -June 26, 2006                     10,000,000          10,000             -              -                 -         10,000
                                      ________________________________________________________________________________________

Balance August 31, 2006               10,000,000          10,000                            -            (1,086)         8,914
                                      ________________________________________________________________________________________

Net Loss August 31, 2007                       -               -             -              -           (16,800)       (16,800)
                                      ________________________________________________________________________________________

Balance, August 31, 2007              10,000,000        $ 10,000             -              -           (17,886)        (7,886)
                                      ________________________________________________________________________________________

Common stock issued for cash
at $0.02 per share

   - November 5, 2007                    750,000             750        14,250                                          15,000

Net loss, February 29, 2008                    -               -             -              -           (10,525)       (10,525)
                                      ________________________________________________________________________________________

Balance, February 29, 2008            10,000,000        $ 10,750      $ 14,250              -         $ (28,411)     $ ( 3,411)
                                      ________________________________________________________________________________________

Net Loss May 31, 2008                                                                                    (5,134)        (5,134)

Balance, May 31, 2008                 10,000,000        $ 10,750      $ 14,250              -         $ (33,545)     $  (8,545)
                                      ________________________________________________________________________________________



    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        INTERIM STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                    results of
                                                                                                    operations
                                                                                                   from June 5,
                              Three months     Three months      Nine months       Nine months     2006 (date of
                                  ended            ended             ended            ended        inception) to
                              May 31, 2008     May 31, 2007      May 31, 2008     May 31, 2007     May 31, 2008
________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss                     $   (5,134)       $ (2,469)        $  (15,659)      $ (12,426)        $(33,545)
  Adjustment to reconcile net
  loss to net cash used in
  operating activities
    - prepaid expense                 954           1,000                (46)              -              (46)
    - accrued liabilities          (1,200)           (933)               500           2,066            3,000
________________________________________________________________________________________________________________

NET CASH USED IN OPERATING
ACTIVITIES                         (5,380)         (2,402)           (15,205)        (10,360)         (30,591)
________________________________________________________________________________________________________________

FINANCING ACTIVITIES
  Proceeds from sale of
  common stock                          -               -             15,000               -           25,000
  Shareholder Loan                      -           5,603              3,935           5,603           10,625
  Share subscription
  receivable                            -                                  -          10,000                -
________________________________________________________________________________________________________________


NET CASH PROVIDED BY
FINANCING ACTIVITIES                    -           5,603             18,935          15,603           35,625
________________________________________________________________________________________________________________

NET INCREASE (DECREASE)
IN CASH                            (5,380)          3,201              3,730           5,243            5,034


CASH, BEGINNING OF PERIOD          10,413           2,043              1,304               -                -
________________________________________________________________________________________________________________

CASH, END OF PERIOD                 5,037        $  5,244         $    5,034       $   5,243         $  5,034
================================================================================================================

SUPPLEMENTAL CASH FLOW
INFORMATION AND NONCASH
FINANCING ACTIVITIES:

Cash paid for:
  Interest                     $        -        $      -         $        -       $       -         $      -
                               =================================================================================

  Income taxes                 $        -        $      -         $        -       $       -         $      -
                               =================================================================================
NON CASH ACTIVITIES

Stock issued for services      $ -               $      -         $        -       $       -         $      -
Stock issued for accounts
  payable                      $ -               $      -         $        -       $       -         $      -
Stock issued for notes
  payable                      $ -               $      -         $        -       $       -         $      -
Stock issued for convertible
  debentures and interest      $ -               $      -         $        -       $       -         $      -
Convertible debentures issued
  for services                 $ -               $      -         $        -       $       -         $      -
Warrants issued                $ -               $      -         $        -       $       -         $      -
Stock issued for penalty on
  default of convertible
  debenture                    $ -               $      -         $        -       $       -         $      -
Note payable issued for
  finance charges              $ -               $      -         $        -       $       -         $      -
Forgiveness of not payable and
  accrued interest             $ -               $      -         $        -       $       -         $      -
Stock issued for investment    $ -               $      -         $        -       $       -         $      -


    The accompanying notes are an integral part of these financial statements


                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2008
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Caddystats, Inc. ("Company") is in the initial development stage and has incurred losses since inception totaling $33,545. The Company was incorporated on June 5, 2006 in the State of Delaware and established a fiscal year end of August 31. The Company is a development stage company organized to enter into the golf course guide book publication industry with our proprietary CaddyStats Golf Course Guides. The Company expects to provide golf courses throughout North America with low cost, attractive and easy to use guide books.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares. As of May 31, 2008, the Company had issued 10,000,000 Founders shares at $0.001 per share for net proceeds of $10,000 and 750,000 shares at $0.02 per share for net proceeds of $15,000.

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

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and May 31, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2008
________________________________________________________________________________

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

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2008
________________________________________________________________________________

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

As of May 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of May 31, 2008, the sole Director had purchased 10,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $10,000.

As of May 31, 2008, the Company has issued 750,000 shares of the common stock of the Company at $0.02 per share with proceeds to the Company totalling $15,000.

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2008
________________________________________________________________________________

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of May 31, 2008, the Company received advances from a Director in the amount of $10,625 to pay for Incorporation costs, filing fees and general administration costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of May 31, 2008 the Company had net operating loss carry forwards of approximately $33,545 that may be available to reduce future years' taxable income and will expire commencing in 2016. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ITEM 2: MANAGEMENT DISCUSSION OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

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

The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report.

CaddyStats, Inc. ("CaddyStats," "the Company", "us", "our" or "we,") was incorporated in the State of Delaware as a for-profit company on June 5, 2006 and established a fiscal year-end of August 31. We are a development-stage company established to enter into the golf course guide book publications business with our proprietary CaddyStats Golf Course Guides. The Company intends to supply golf courses throughout North America with low cost, attractive and easy to use guide books which they can offer as promotions or sell to golfers using their courses. The guide is designed specifically for each golf course and is a combination of a golf course guide, yardage book and enhanced scorecard. CaddyStats Course Guides are intended for one-time use. We will be competing with traditional publishers of golf course guides, yardage books and score cards by combining all three of these documents into one single low-cost CaddyStats Golf Course Guide.

The Company did not generate any revenue during the quarter ended May31, 2008. As of the fiscal quarter ended May 31, 2008 we had $5,034 of cash on hand in the bank. We incurred operating expenses in the amount of $5,134 in the quarter ended May 31, 2008. These operating expenses were comprised of professional fees and office and general expenses. Operating expenses for the fiscal quarter ended May 31, 2007 were $2,469. The increase in operating expenses in the fiscal quarter ended May 31, 2008 as compared to the same quarter of 2007 is due to increases in both office expenses and professional fees.

PLAN OF OPERATION

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

Our first activity will to procure the computer hardware and image-processing software required to produce camera ready copies of our course guides. The estimated cost of hardware and software is $22,000.

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

The Company has raised $25,000 in cash to initiate our business plan through the sale of its common stock. The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of May 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years. We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1


                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        CADDYSTATS, INC.



                        By: /s/ GORDON DAWSON
                            ____________________________________________
                                Gordon Dawson
                                President, Secretary Treasurer,
                                Principal Executive Officer,
                                Principal Financial Officer and Director

Dated:  June 30, 2008