Form 10-K
period 2008-08-31
CADDYSTATS, INC.
filed 2008-10-14
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended August 31, 2008

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ________________ to __________________

Commission File Number   333-141907

                                CADDYSTATS, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                 20-5034780
 (State or other jurisdiction of incorporation              (IRS Employer
         or organization)                                 Identification No.)

          105 - 501 Silverside Road
                 Wilmington, DE                               19809
    (Address of principal executive offices)                (Zip Code)

Registrant' telephone number including area code   (877) 903-8600

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined by Rule 405 of the Securities Act.                       Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes |X|  No | |

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                      Accelerated filer [ ]
Non-accelerated filer [ ] (Do not                Smaller reporting company [X]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes |X] No | |

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of October 10, 2008, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,000.

                          TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                     PART I

Item 1.       Business                                                        3
Item 1A.      Risk Factors                                                    4
Item 1B       Unresolved Staff Comments                                       4
Item 2        Properties                                                      4
Item 3        Legal Proceedings                                               4
Item 4        Submission of Matters to a Vote of Security Holders             5

                                     PART II

Item 5        Market for the Registrant's Common Equity, Related Stockholder
                Matters and Issuer                                            5
              Purchases of Equity Securities
Item 6        Selected Financial Data                                         5
Item 7        Management's Discussion and Analysis of Financial Condition
                and Results of Operation                                      5
Item 7A       Quantitative and Qualitative Disclosure about Market Risk       6
Item 8        Financial Statements and Supplementary Data                     6
Item 9        Changes an Disagreements With Accountants on Accounting and
                Financial Disclosure                                          18
Item 9A       Controls and Procedures                                         18
Item 9A(T)    Controls and Procedures                                         18
Item 9B       Other Information                                               19

                                    PART III

Item 10       Directors, Executive Officers and Corporate Governance          20
Item 11       Executive Compensation                                          21
Item 12       Security Ownership of Certain Beneficial Owners and Management  21
Item 13       Certain Relationships and Related Transactions and Director
                Independence                                                  22
Item 14       Principal Accounting Fees and Services                          22

                                     PART IV

Item 15       Exhibits and Financial Statement Schedules                      22

                                     PART 1

Item 1: Business

Overview

CaddyStats, Inc. ("CaddyStats") is a development stage company incorporated on June 5, 2006 in the State of Delaware to enter into golf course guide publishing industry with low cost CaddyStats Course Guide booklets. The company intends to provide golf courses throughout North America with low cost, attractive and easy to use course guide books. We plan to design and produce camera ready proofs of these booklets for printing by an independent third party printing house.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

CaddyStats plans to offer low cost custom golf course guides to the golf and country club industry. The CaddyStats Course Guide is a combination of golf course guide, yardage book and enhanced scorecard. Our guides are designed for one-time use and will be priced low enough that golfers can purchase them every time they play on one of our customers' courses. Golf courses may also use our guides as part of their marketing or promotional strategy. They can give them away at trade shows, community events, as part of tournament packages, in media kits or to select players after their round to encourage return visits. Even the guides sold to clients will be beneficial in our customers' marketing efforts as they are more likely to be shared and passed around than regular score cards. Guides are individually produced for each golf course. A customer's existing artwork is the starting point and can include: architectural drawings, aerial photographs, illustrations or digital files. A set of working proofs is created from working artwork and these proofs are augmented with further information supplied by course observations and laser measurements.

Most of the work on is done in a manner that has a minimal impact on regular course play. Observations are made from unobtrusive areas where play is not affected. Measurements are made with portable laser measuring devices. After all the observations and measurements are completed, a set of proofs are created and sent to course management for final approval.

We have not yet entered into any agreements to provide guide books for specific golf courses.

Our sole officer and director has invested $450 in the Company and extended loans to us in the amount of $10,625. A total of 30 other investors have invested a further $24,550 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don't have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

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

If we are unable to complete any aspect of our development or marketing efforts because we don't have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. We will use third party web designers to build and maintain our website.

CaddyStats will be competing with traditional publishers of golf course guides, yardage books and score cards but our product will be unique as it will combine all three types of documents in a single low-cost CaddyStats Golf Course Guide.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company's office is located 105 - 501 Silverside Road; Wilmington DE 19809.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Caddystats's ticker symbol for its shares of common stock quoted on the Over-the-Counter Bulletin Board is "CDDY".

As of August 31, 2008 the Company had thirty-one (31) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor's report on our August 31, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "August 31, 2008 Audited Financial Statements - Auditors Report."

As of August 31, 2008, Caddystats had $2,442 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Caddystats is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Caddystats having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Caddystats is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Caddystats cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Caddystats's common stock would lose all of their investment.

The development and marketing of our golf course guides will continue over the next 12 months. Other than purchasing required imaging equipment, Caddystats does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended August 31, 2008. As of the fiscal year ended August 31, 2008 we had $2,442 of cash on hand in the bank. We incurred operating expenses in the amount of $19,354 in the fiscal year ended August 31, 2008. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $36,465.

Caddystats has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $62,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $18,000 over this same period. The officer and director, Gordon Dawson has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2008
















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                  PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
CADDYSTATS, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Caddystats, Inc. (A Development Stage Company) as of August 31, 2008 and August 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2008 and August 31, 2007 and since inception on June 5, 2006 through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caddystats, Inc. (A Development Stage Company) as of August 31, 2008 and August 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2008 and August 31, 2007 and since inception on June 5, 2006 through August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception totaling $36,465, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MOORE & ASSOCIATES, CHARTERED

Moore & Associates, Chartered
Las Vegas, Nevada
October 3, 2008

               2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NV 89146
                        (702) 253-7499 FAX (702) 253-7501







                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                    (AUDITED)


                                                                                      August 31,         August 31,
                                                                                         2008               2007
________________________________________________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
   Cash                                                                            $           2,442  $           1,304
   Prepaid expense                                                                                 -                  -
                                                                                   _____________________________________
TOTAL ASSETS                                                                       $           2,442  $           1,304
                                                                                   =====================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                    4,057              2,500
   Due to related party                                                                       10,625              6,690
                                                                                   _____________________________________
TOTAL LIABILITIES                                                                             14,682              9,190
                                                                                   _____________________________________


STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,750,000 shares of common stock (10,000,000 shares, 2007)                             10,750             10,000
   Additional paid-in capital                                                                 14,250                  -

                                                                                   _____________________________________
   Deficit accumulated during the development stage                                          (37,240)           (17,886)
                                                                                   _____________________________________

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                         (12,240)            (7,886)
                                                                                   _____________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $           2,442  $           1,304
                                                                                   =====================================



    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                    (AUDITED)





                                                                                                           Cumulative
                                                                                                           results of
                                                                                                           operations
                                                                                                           from June 5,
                                                                                                          2006 (date of
                                                                         Year ended       Year ended      inception) to
                                                                       August 31, 2008  August 31, 2007  August 31, 2008
________________________________________________________________________________________________________________________

EXPENSES

   Office and general                                                 $        (6,017)    $     (2,436)   $      (9,065)
   Professional fees                                                          (13,337)         (14,364)         (27,400)
                                                                      ___________________________________________________
LOSS FROM OPERATIONS                                                          (19,354)         (16,800)         (36,465)

PROVISION FOR INCOME TAX                                                            -                -                -
                                                                      ___________________________________________________

NET LOSS                                                              $       (19,354)  $      (16,800)  $      (36,465)
                                                                      ===================================================




BASIC AND DILUTED NET LOSS
 PER SHARE                                                            $     0.00       $     0.00
                                                                      =================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
                                                                        10,614,754        10,000,000
                                                                      =================================




    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM INCEPTION (JUNE 5, 2006) TO AUGUST 31, 2008

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                        Additional      Share       During the
                                                                         Paid-in     Subscription   Development
                                               Common Stock              Capital      Receivable       Stage             Total
                                     _________________________________
                                      Number of shares      Amount
__________________________________________________________________________________________________________________________________

Balance, June 5, 2006                                  -      $     -      $     -           $ -        $      -        $      -

Net Loss, August 31, 2006                                                                                 (1,086)         (1,086)

Common stock issued for cash at
  $0.001 per share
    -June 26, 2006                            10,000,000       10,000            -              -              -          10,000

                                     _____________________________________________________________________________________________
Balance August 31, 2006                       10,000,000       10,000                           -         (1,086)          8,914
                                     _____________________________________________________________________________________________

Net Loss August 31, 2007                               -            -            -              -        (16,800)        (16,800)

                                     _____________________________________________________________________________________________
Balance, August 31, 2007                      10,000,000      $10,000            -              -        (17,886)         (7,886)
                                     _____________________________________________________________________________________________

Common stock issued for cash at
  $0.02 per share
      - November 5, 2007                         750,000          750       14,250                                         15,000

Net loss, August 31, 2008                              -            -            -              -        (19,354)        (19,354)
                                     _____________________________________________________________________________________________

Balance, August 31, 2008                      10,750,000      $10,750      $14,250              -       $(37,240)       $(12,240)
                                     =============================================================================================




    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                          Cumulative
                                                                                                          results of
                                                                                                        operations from
                                                                                                         June 5, 2006
                                                                    Year ended         Year ended          (date of
                                                                  August 31, 2008    August 31, 2007     inception) to
                                                                                                        August 31, 2008
_________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss                                                       $         (19,354)  $        (16,800)  $        (34,465)
  Adjustment to reconcile net loss to
   net cash used in operating  activities
          -accrued liabilities                                                1557              2,500              4,057
_________________________________________________________________________________________________________________________
NET CASH USED IN OPERATING
ACTIVITIES                                                                 (17,797)           (14,300)           (32,408)
_________________________________________________________________________________________________________________________

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                        15,000                  -             25,000
  Shareholder Loan                                                           3,935              5,603              9,850
  Share subscription receivable                                                  -             10,000                  -
_________________________________________________________________________________________________________________________

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                                       18,935             15,603             34,850
_________________________________________________________________________________________________________________________

NET INCREASE (DECREASE)
 IN CASH                                                                     1,138              1,304              2,442

CASH, BEGINNING OF PERIOD                                                    1,304                  -                  -
_________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                              $           2,442   $          1,304   $          2,442
=========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES:

Cash paid for:
  Interest                                                       $            -      $              -  $               -
                                                                 ========================================================

  Income taxes                                                   $            -      $              -  $               -
                                                                 ========================================================



    The accompanying notes are an integral part of these financial statements

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Caddystats, Inc. ("Company") is in the initial development stage and has incurred losses since inception totaling $36,465. The Company was incorporated on June 5, 2006 in the State of Delaware and established a fiscal year end of August 31. The Company is a development stage company organized to enter into the golf course guide book publication industry with our proprietary CaddyStats Golf Course Guides. The Company expects to provide golf courses throughout North America with low cost, attractive and easy to use guide books.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares. As of August 31, 2008, the Company had issued 10,750,000 Founders shares at $0.001 per share for net proceeds of $10,000 and 750,000 shares at $0.02 per share for net proceeds of $15,000.

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

COMPREHENSIVE LOSS
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and August 31, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 AUGUST 31, 2008
________________________________________________________________________________

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

As at August 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 AUGUST 31, 2008
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 AUGUST 31, 2008
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 AUGUST 31, 2008
________________________________________________________________________________

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

As of August 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2008, the sole Director had purchased 10,000,000 shares of the common stock in the Company at $0.001 per share with proceeds to the Company totalling $10,000.

As of August 31, 2008, the Company has issued 750,000 shares of the common stock of the Company at $0.02 per share with proceeds to the Company totalling $15,000.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of August 31, 2008, the Company received advances from a Director in the amount of $10,625 to pay for Incorporation costs, filing fees and general administration costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

As of August 31, 2008 the Company had net operating loss carry forwards of approximately $36,465 that may be available to reduce future years' taxable income and will expire commencing in 2016. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are the firm of Moore and Associates, operating from their offices in Las Vegas, NV. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation he concluded that the registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant's disclosure obligations under the Exchange Act.

There were no significant changes in the registrant's disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of August 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2008 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Part 9B. Other Information

None

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

     Name and Address               Age              Position(s)

Gordon Dawson                        53   President, Secretary/ Treasurer, Chief
1035 Duchess Avenue                       Financial Officer and Chairman of the
West Vancouver, British Columbia          Board of Directors.
Canada V6T 1G8

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders. Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred.

Background of Officers and Directors

Gordon Dawson

2004 - Present
TerraStar Solutions - President

Gordon Dawson is a veteran CEO with 25 years of success managing businesses with up to $12 million dollars in revenue. As Past President of the Pacific Northwest Chapter of the International Erosion Control Association he is a recognized leader in the industry.

Mr. Dawson's agronomic expertise is relied upon by golf course professionals and the turf grass industry for which he develops and prescribes custom cultivars. During his career he has provided turf solutions for prestigious golf courses designed by Lee Trevino and Jack Nicklaus. Mr. Dawson is currently working as a consultant to Whistler/Blackcomb for their 2010 Olympic venues.

In addition to greening the newly contoured slopes he has developed and taught erosion & sediment control courses for engineers and other contractors working on infrastructure projects for the Olympics. Mr. Dawson is a consultant to environmental managers on various reclamation projects throughout the Pacific Northwest as well as to cities, golf courses and sod farms.

2002-2004
NuSeCo - Manager for Western Canada

Mr. Dawson developed and oversaw the implementation of proprietary new techniques, using helicopters for wildfire re-vegetation projects in Western North America, such as the Reno fires. He bred, introduced and marketed several new species of grasses and legumes in Western Canada which have become industry standards. In addition, he has long provided agronomic support to Cities, Golf Courses and other Turfgrass industry professionals. Mr. Dawson conceived of and created international export markets for Canadian Agriculture, Turfgrass and Forestry commodities, particularly in China and the US.

Mr Dawson has been President of Caddystats since its inception in June, 2006 to present.

Mr. Dawson is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Caddystats, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters


Title of Class         Name and Address of Beneficial     Amount and Nature    Percent of Class
                                 Owner [1]               of Beneficial Owner

 Common Stock                Gordon Dawson 1035                450,000                4%
                     Duchess Avenue West Vancouver, BC
                               V6T 1G8 Canada
 Common Stock                  Shana Richmond                 9,570,000              89%
                          23 Westridge Crescent NW
                            Edmonton, AB T5T 1C7
                      All Beneficial Owners as a Group       10,020,000              93%
                                 (2 people)


Item 13. Certain Relationships and Related Transactions, and Director
Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Dawson anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended August 31, 2008 we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2008. For review of our financial statements for the quarters ended November 30, 2007, February 29, 2008 and May 31, 2008 we incurred approximately $6,000 in fees to our principal independent accountants for professional services.

During the fiscal year ended August 31, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

                                     PART IV

ITEM 15. EXHIBITS

23.1     Consent of Moore & Associates, Chartered

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

                        Caddystats, Inc.

                  BY:      /s/ Gordon Dawson
                           _________________
                           Gordon Dawson

                           President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director

Dated:  October 14, 2008