Form 10-Q
period 2008-11-30
CADDYSTATS, INC.
filed 2009-01-05
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

               For the quarterly period ended: November 30, 2008

                                       or

| | TRANSITION  REPORT UNDER  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated  filer [ ] (Do not check if a      Smaller reporting company [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X] No | |

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 17, 2008 the registrant had 10,750,000 shares of common stock, $0.001 par value, issued and outstanding.

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2008

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED FINANCIAL STATEMENTS




                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                                  November 30,        August 31,
                                                                                                      2008               2008
___________________________________________________________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
   Cash                                                                                      $           1,560  $           2,442
   Prepaid expense                                                                                           -                  -
                                                                                             __________________ __________________
TOTAL ASSETS                                                                                 $           1,560  $           2,442
                                                                                             ================== ==================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                              5,000              4,057
   Due to related party                                                                                 16,625             10,625
                                                                                             __________________ __________________
TOTAL LIABILITIES                                                                                       21,625             14,682
                                                                                             __________________ __________________


STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,750,000 shares of common stock                                                                 10,750             10,750
   Additional paid-in capital                                                                           14,250             14,250
                                                                                             __________________ __________________
   Deficit accumulated during the development stage                                                    (45,065)           (37,240)
                                                                                             __________________ __________________
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                   (20,065)           (12,240)
                                                                                             __________________ __________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $           1,560  $           2,442
                                                                                             ================== ==================






    The accompanying notes are an integral part of these financial statements


                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)





                                                                                                                     Cumulative
                                                                                                                     results of
                                                                                                                     operations
                                                                                                                    from June 5,
                                                                                                                    2006 (date of
                                                                                  Three months     Three months     inception) to
                                                                                  November 30,     November 30,     November 30,
                                                                                      2008             2007             2008
________________________________________________________________________________________________________________________________

EXPENSES

   Office and general                                                         $          (788)  $       (1,515)   $      (9,563)
   Professional fees                                                                   (7,027)          (5,138)         (34,727)
                                                                              __________________________________________________
LOSS FROM OPERATIONS                                                                   (7,815)          (6,653)         (44,290)

PROVISION FOR INCOME TAX                                                                    -                -                -
                                                                              __________________________________________________

NET LOSS                                                                      $        (7,815)  $       (6,653)  $      (44,290)
                                                                              ==================================================



BASIC AND DILUTED NET LOSS
 PER SHARE                                                                    $          0.00   $         0.00
                                                                              =================================
WEIGHTED   AVERAGE   NUMBER  OF   COMMON   SHARES
OUTSTANDING                                                                        10,750,000       10,614,754
                                                                              =================================





    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (JUNE 5, 2006) TO NOVEMBER 30, 2008


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                      Additional      Share       During the
                                                                       Paid-in     Subscription   Development
                                                Common Stock           Capital      Receivable       Stage            Total
                                       ______________________________
                                        Number of shares      Amount

_______________________________________________________________________________________________________________________________

Balance, June 5, 2006                                -  $         -  $         -  $           -  $           -   $            -

Net Loss, August 31, 2006                                                                               (1,086)          (1,086)

Common stock issued for cash at
$0.001 per share
    -June 26, 2006                          10,000,000       10,000            -              -               -          10,000

                                       _________________________________________________________________________________________
Balance August 31, 2006                     10,000,000       10,000                           -         (1,086)           8,914
                                       _________________________________________________________________________________________

Net Loss August 31, 2007                             -            -            -              -        (16,800)         (16,800)

                                       _________________________________________________________________________________________
Balance, August 31, 2007                    10,000,000      $10,000            -              -        (17,886)          (7,886)
                                       _________________________________________________________________________________________

Common stock issued for cash at
$0.02 per share
   - November 5, 2007                          750,000          750       14,250                                         15,000

Net loss, August 31, 2008                            -            -            -              -        (19,364)         (19,364)

                                       _________________________________________________________________________________________
Balance, August 31, 2008                    10,750,000  $    10,750  $    14,250              -  $     (37,250)  $      (12,250)
                                       _________________________________________________________________________________________

Net loss, November 30, 2008                          -            -            -              -         (7,815)          (7,815)
                                       _________________________________________________________________________________________

Balance, November 30, 2008                  10,750,000  $    10,750  $    14,250  $           -  $     (45,065)  $      (20,065)
                                       =========================================================================================





    The accompanying notes are an integral part of these financial statements



                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                          Cumulative
                                                                                                          results of
                                                                                                       operations from
                                                                                                         June 5, 2006
                                                                   Three Months       Three Months         (date of
                                                                  ended November     ended November      inception) to
                                                                     30, 2008           30, 2007       November 30, 2008
_________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss                                                       $          (7,815)  $         (6,653)  $        (44,290)
  Adjustment to reconcile net loss to
   net cash used in operating  activities
          -accrued liabilities                                                 943              1,650              5,000
_________________________________________________________________________________________________________________________
NET CASH USED IN OPERATING
ACTIVITIES                                                                  (6,872)            (5,003)           (39,290)
_________________________________________________________________________________________________________________________

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                             -                  -             25,000
  Shareholder Loan                                                           6,000              3,935             15,850
  Share subscription receivable                                                  -                  -                  -
_________________________________________________________________________________________________________________________

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                                        6,000              3,935             40,850
_________________________________________________________________________________________________________________________

NET INCREASE (DECREASE)
 IN CASH                                                                      (872)            (1,068)              1560

CASH, BEGINNING OF PERIOD                                                    2,432              1,304                  -
_________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                              $           1,560  $             236  $           1,560
=========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES:

Cash paid for:
  Interest                                                       $            -      $              -  $              -
                                                                 ========================================================

  Income taxes                                                   $            -      $              -  $              -
                                                                 ========================================================



    The accompanying notes are an integral part of these financial statements

                                CADDYSTATS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
________________________________________________________________________________

       NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008, and for all periods presented herein, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the August 31, 2008 audited financial statements. The results of operations for the periods ended November 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

       NOTE 2 -   GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

       In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

       The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We did not generate any revenue during the quarter ended November 30, 2008. As of the fiscal quarter ended November 30, 2008 we had $1,560 of cash on hand in the bank. We incurred operating expenses in the amount of $7,815 in the quarter comprised of professional fees and office and general expenses.

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

To date our operations have been limited to the design of our CaddyStats Course Guide booklets and conducting market research on the golf course and country club industries in North America. We have not yet implemented our business model or printed any booklets. Over the next 12 month period we plan to raise capital and begin creating and marketing our guides to golf courses throughout North America.

Once sufficient initial funding is in place, our first activity will to procure the computer hardware and image-processing software required to produce camera ready copies of our course guides. The estimated cost of hardware and software is $22,000.

With the equipment in place we then plan to begin the design and production of a sample CaddyStats Course Guide booklet for a typical North American golf course. We expect to produce camera-ready proofs for printing and initiate our sales and marketing activities by soliciting prospective clients from a number of North American "flagship" golf courses. An important aspect of our marketing activity will be the development of a website that will display our product and its features as well as enable us to solicit orders. The estimated of cost our sales and marketing plan is $40,000.

If we can complete these activities and we receive a positive result from our sales efforts, as determined by satisfactory expressions of interest being obtained from golf courses to produce our guides, we will attempt to raise money through a private placement, public offering or through loans to purchase additional equipment or finance large product orders. We will seek this additional funding if we are able to secure an agreement with approximately four to six golf courses to acquire and sell our Course Guides and player acceptance at these courses is demonstrated though ongoing sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4T. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal Control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of November 30, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of November 30, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in material misstatement in our financial statements in future periods. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to.

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

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CADDYSTATS, INC.

               By:  /s/ GORDON DAWSON
                    __________________
                    Gordon Dawson
                    President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director


Dated:  January 5, 2009