Form 10-Q
period 2009-03-31
ROADSHIPS HOLDINGS, INC.
filed 2009-05-21
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period February 28, 2009 to March 31, 2009

Commission File Number:  333-141907

Roadships Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-5034780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1451 West Cypress Creek Road, Suite 300, Fort Lauderdale, FL 33309

(Address of principal executive offices)

(954) 302-8652

(Issuer’s Telephone Number)

Caddystats, Inc.

Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,750,000 common shares as of May 19, 2009.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2009 and December 31, 2008;

F-2	Statements of Operations for three month period ended March 31, 2009 and the period from inception (September 26, 2008) through March 31, 2009;

F-3	Statements of Cash Flows for three month period ended March 31, 2009 and the period from inception (September 26, 2008) through March 31, 2009;

F-4	Statement of Stockholders’ Equity (Deficit) from inception (September 26, 2008) through March 31, 2009;

F-5	Notes to Financial Statements.

ROADSHIPS HOLDINGS, INC.
(formerly known as Caddystats, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2009

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)

Current Assets:

Cash	$257	$1,760

Total Current Assets	257	1,760

TOTAL ASSETS	$257	$1,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Accounts payable	$-	$-

Shareholder Loan	1,980	1,980

Total Current Liabilities	1,980	1,980

TOTAL LIABILITIES	1,980	1,980

Stockholders’ Deficit:

Common Stock, $.001 par value; 1,000,000,000 shares authorized; 53,750,000 shares issued and outstanding	53,750	53,750

Additional Paid-in capital	(39,448)	(53,750)

Deficit Accumulated During the Development Stage	(16,025)	(220)

Total Stockholders’ Deficit	(1,723)	(220)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$257	$1,760

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(formerly known as Caddystats, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 AND
THE PERIOD FROM INCEPTION (SEPTEMBER 26, 2008) TO MARCH 31, 2009

		Inception
	Three	(September
	Months	26, 2008)
	Ended	Through
	March 31,	March 31,
	2009	2009

Expenses:

General and Administrative Expenses	$15,805	$16,025

Total Operating Expenses	15,805	16,025

Net Loss	$(15,805)	$(16,025)

Net Loss per Common Share – Basic and Diluted	$(0.00)

Per Share Information:

Weighted Average Number Of Common
Shares Outstanding – Basic and Diluted	53,750,000

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(formerly known as Caddystats, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 AND
THE PERIOD FROM INCEPTION (SEPTEMBER 26, 2008) TO MARCH 31, 2009

		Inception
	Three	(September
	Months	26, 2008)
	Ended	Through
	March 31,	March 31,
	2009	2009

Cash Flows from Operating Activities:

Net Loss	$(15,805)	$(16,025)

Net Cash Flows Used in Operations	(15,805)	(16,025)

Cash Flows from Financing Activities:

Cash proceeds from shareholder contributions	14,302	14,302

Cash proceeds from shareholder loan	-	1,980

Net Cash Flows Provided by Financing Activities	14,302	16,282

Net Increase (Decrease) in Cash	(1,503)	257

Cash and Cash Equivalents – Beginning of Period	1,760	-

Cash and Cash Equivalents – End of Period	$257	$257

SUPPLEMENTARY INFORMATION

Interest Paid	$-	$-

Taxes Paid	-	-

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC (formerly known as Caddystats, Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
FROM DECEMBER 31, 2008 THROUGH MARCH 31, 2009

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Number of		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity(Deficit)

Inception – Issuance of founders shares September 26, 2008	53,750,000	$ 53,750	$ (53,750)	$ -	$ -

Net loss for period	-	-	-	(220)	(220)
Balances – December 31, 2008	53,750,000	53,750	(53,750)	(220)	(220)

Contributions from shareholders	-	-	14,302		14,302

Net loss for period	-	-	-	(15,805)	(15,805)

Balances – March 31, 2009	53,750,000	$ 53,750	$ (39,448)	$ (16,025)	$ (1,723)

See the accompany summary of accounting policies and notes to the financial statements.

ROADSHIPS HOLDINGS, INC.

Notes to Financial Statements

March 31, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2009.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2008, as reported in Form 8-K/A filed with the SEC on April 20, 2009.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

NOTE 2 - GOING CONCERN

Roadships Holdings, Inc. (“Roadships Holdings” or the “Company”), does not meet the test of “going concern;” the corporation was original formed to pursue a business combination, which was concluded successfully on March 3, 2009 through a reverse merger with [then] Caddystats, Inc.  As of March 31, 2009, the Company had not yet entered into an agreement on its first planned acquisition.  There can be no assurances that we will be successful in negotiating a definitive acquisition agreement(s), with any target business opportunity and, as such, the Company has been in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholders.  Roadships Holdings’ financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

NOTE 3 – REVERSE MERGER AND 5:1 FORWARD SPLIT

On March 3, 2009, the owners of Roadships Holdings, Inc. (“Roadships”), and Roadships America, Inc. (“Roadships Am”), both privately held companies, exchanged all of their outstanding shares of common stock in the companies for 16,025,000 shares of common stock of Caddystats, Inc. (“Caddystats”), a public company, representing approximately 100% of the outstanding common shares of the Company. Upon the exchange transaction (the “Transaction”), Caddystats changed its name to Roadships Holdings, Inc. and increased the number of authorized common stock to 1,000,000,000 shares As a result of the transaction, Roadships  and Roadships Am (the “Companies”) are now wholly-owned subsidiaries of Caddystats. In essence, Roadships and Roadships Am merged into a public shell company with no or nominal remaining operations; and no or nominal assets and liabilities.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Companies are considered the accounting acquirer in the exchange transaction. Because the Companies owners as a group retained or received the larger portion of the voting rights in the combined entity and the Companies senior management represents a majority of the senior management of the combined entity, the Companies are considered the acquirer for accounting purposes and will account for the transaction as a reverse acquisition. The acquisition will be accounted for as a recapitalization, since at the time of the transaction, Caddystats was a company with no or nominal operations, assets and liabilities. Consequently, the assets and liabilities and the historical operations that will be reflected in future consolidated financial statements will be those of the Companies and will be recorded at its historical cost basis. The financial statements have been prepared as if Roadships and Roadships Am had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock.

On February 25, 2009, the board of directors approved a 5:1 Forward Split of the corporation’s common stock. All information in this Form 10-Q has been adjusted to reflect the forward split as if it took place as of the earliest period reported.

The Company adopted the accounting acquirer’s year end, December 31.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the current quarter, shareholders contributed $14,302 which was used for operating expenses. The contributions are included as an increase to additional paid in capital.

NOTE 5 – SUBSEQUENT EVENTS

On April 21, 2009, FINRA recognized Roadships Holdings, Inc., and issued the corporation Ticker Symbol RDSH.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview and Plan of Operation

Management’s Discussion and Analysis or Plan of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Special cautionary statement concerning forward-looking statements” and “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

The MD&A discussion set forth below is based on the financial statements of Roadships as of March 31, 2009, and the related statements of operations, shareholders' equity and cash flows for the period since inception and ending March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, cash and cash equivalents totaled $257.

The working capital deficit during the period was $1,723, comprised of cash and cash equivalents of $257 and a shareholder loan liability of $1,980. Net cash used in operating activities during the period amounted to $1,503. Net cash used in investing activities amounted to $0. Net cash provided by financing activities amounted to $14,302 which consisted of contributions from shareholders.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates making it reasonably possible that a change in the estimates could occur in the near term.

Accounting Treatment

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and the assumptions and adjustments described in the accompanying notes to the un-audited pro forma combined condensed financial statements, Roadships Holdings, Inc and Roadships AM, Inc are considered the accounting acquirer in the exchange transaction. Because Roadships Holdings, Inc and Roadships AM, Inc owners, as a group, retained or received the larger portion of the voting rights in the combined entity and Roadships Holdings, Inc and Roadships AM, Inc senior management represents a majority of the senior management of the combined entity, Roadships Holdings, Inc and Roadships AM, Inc were considered the acquirer for accounting purposes and will account for the exchange transaction as a reverse acquisition. The acquisition will be accounted for as the recapitalization of Roadships Holdings, Inc and Roadships AM, Inc since, at the time of the acquisition, we were a company with minimal assets and liabilities. Consequently, the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements will be those of Roadships Holdings, Inc and Roadships AM, Inc and will be recorded at the historical cost basis of Roadships Holdings, Inc and Roadships AM, Inc.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Cautionary Factors That May Affect Future Results

This Current Report on Form 10-Q and other written reports and oral statements made from time to time by Roadships may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address Roadships’ growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from Roadships’ forward-looking statements.  These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward-looking statement can be guaranteed and actual future results may vary materially.

Roadships does not assume the obligation to update any forward-looking statement.  One should carefully evaluate such statements in light of factors described in Roadships’ filings with the SEC, especially on Forms 10-K, 10-Q and 8-K.  Listed below are some important factors that could cause actual results to differ from expected or historic results.  One should understand that it is not possible to predict or identify all such factors.  Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues by means of acquisition of existing ground transportation companies.  Management's plans include actively seeking suitable acquisition targets.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective in timely recording, processing, summarizing and reporting material information required to be included in our Exchange Act filings.

Management noted the following material weaknesses:

1.

As of March 31, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

 Management is currently addressing the material weaknesses identified in its internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

On February 22, 2009, Roadships Holdings’ a majority of the Company shareholders convened a special meeting, whereby the shareholders approved the amendment of the Certificate of Incorporation effecting a name change from Caddystats, Inc., to Roadships Holdings, Inc., and increasing the number of authorized common stock from 75,000,000 shares to 1,000,000,000 shares.

Item 5.

Other Information

None

Item 6.

Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously included as an exhibit to the 8-KA filed on April 20, 2009

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2009	ROADSHIPS HOLDINGS, INC.

	By:	/s/ Micheal Nugent
Micheal Nugent
Chief Executive Officer

Date: May 20, 2009	ROADSHIPS HOLDINGS, INC.

	By:	/s/ Robert Smith
Robert Smith
Corporate Secretary