Form 10-Q
period 2009-06-30
ROADSHIPS HOLDINGS, INC.
filed 2009-08-19
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 000-28015

ROADSHIPS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 North Tryon Street, Suite 1600, Charlotte, NC 28202
(Address of principal executive offices)

(704) 237-3194
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 4, 2009, was 159,957,930.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
(Formerly Caddystats, Inc.)
BALANCE SHEETS

	June 30, 2009 (Unaudited)	Dec 31, 2008 (Audited)

ASSETS

Cash and equivalents	$217	$1,760
Total current assets	217	1,760

Property, plant and equipment, net of accumulated depreciation of $,4029 and $0 at June 30, 2009 and December 31, 2008, respectively	137,835	-

TOTAL ASSETS	$138,052	1,760

LIABILITIES

Shareholder loan	-	1,980

Total current liabilities	-	1,980

TOTAL LIABILITIES	-	1,980

STOCKHOLDERS' EQUITY / (DEFICIT)

Common stock – par value $0.001, 1 billion shares authorized. 159,957,930 and 53,750,000 shares outstanding at June 30, 2009 and December 31, 2008, respectively.	159,958	53,570
Additional paid in capital	45,837	(53,570)
Accumulated deficit	(67,743)	(220)

Total stockholders' equity / (deficit)	138,052	(220)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$138,052	$1,760

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
(Formerly Caddystats, Inc.)
STATEMENTS OF OPERATIONS

	Six Months Ended 06/30/09 (Unaudited)	Three Months Ended 06/30/09 (Unaudited)	Inception (9/26/08) to 6/30/09 (Unaudited)

EXPENSES
General and administrative	31,494	15,689	31,714
Promotional expenses	32,000	32,000	32,000
Depreciation	4,029	4,029	4,029

Total expenses	67,523	51,718	67,743

NET LOSS	(67,523)	(51,718)	(67,743)

Net loss per common shares - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	62,419,786	71,449,572

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
(Formerly Caddystats, Inc.)
STATEMENT OF SHAREHOLDERS’ EQUITY / (DEFICIT)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	53,750	(53,750)		-

Net loss 9/26/08 to 12/31/08					(220)	(220)

Balances, 12/31/08		53,750,000	53,750	(53,750)	(220)	(220)

Contribution from shareholders	03/31/09			14,302		14,302
Shareholder forgivness of debt	04/01/09			1,980		1,980
						-
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)		-
						-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)		-

Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	173,861		173,862
						-
Payment of expenses by shareholders				15,651		15,651
						-
Net loss, six months ended 6/30/09					(67,523)	(67,523)

Balance, 6/30/09		159,957,930	159,958	45,837	(67,743)	138,052

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
(Formerly Caddystats, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended 06/30/09 (Unaudited)	Three Months Ended 06/30/09 (Unaudited)	Inception (9/26/08) to 6/30/09 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(67,523)	$(51,718)	$(67,743)

Depreciation expense	4,029	4,029	4,029
Promotional expenses paid in stock	32,000

Net cash used in operating activities	(31,494)	(15,689)	(31,714)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from shareholder contributions	29,951	15,649	31,931

Net cash provided by financing activities	29,951	15,649	31,931

Net increase / (decrease) in cash and cash equivalents	(1,543)	(40)	217
Cash and cash equivalents, beginning of period	1,760	257	-
Cash and cash equivalents, end of period	217	217	217

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES ON NON-CASH FINANCING TRANSACTIONS:
Acquisition of Endeavor Logistics Pty Ltd. for stock	$173,834	$173,834	$173,834
Forgiveness of shareholder loan	$1,980	$1,980	$1,980

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 1 – Organization and Nature of Business

Information Regarding “Forward Looking” Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

History

Roadships Holdings, Inc (“Roadships”, “The Company”, “we’ or “us”) was formed in Delaware on June 5, 2006 as Caddystats, Inc.

Reverse Merger and 5:1 Forward Split

On March 3, 2009, the owners of Roadships Holdings, Inc., a Florida Corporation (“Roadships Florida”), and Roadships America, Inc., also a Florida Corporation (“Roadships Am”), both privately held companies, and the shareholders thereof exchanged all of their outstanding shares of common stock in the companies for 10,750,000 shares of common stock of Caddystats, Inc. (“Caddystats”), a public company, representing approximately 100% of the outstanding common shares of the Company. Upon the exchange transaction (the “Transaction”), Caddystats changed its name to Roadships Holdings, Inc. and increased the number of authorized common stock to 1,000,000,000 shares.  As a result of the transaction, Roadships Florida and Roadships Am (the “Companies”) are now wholly-owned subsidiaries of Caddystats. In essence, Roadships and Roadships Am merged into a public shell company with no or nominal remaining operations; and no or nominal assets and liabilities.

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

Our Business

Roadships is an emerging company in the short-sea and ground freight industry sectors operating through its wholly owned subsidiaries in the United States and Australia.

We have acquired several domestic and foreign subsidiaries to facilitate our entry into these markets.

In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets in North America.  Roadships America, Inc, was established to develop and accommodate organic growth within the North America markets.

On May 25, 2009, we acquired Roadships Acquisitions Pty, Ltd. a corporation formed under the laws of Australia (see Note 6), which we expect to use to identify and act upon synergistic acquisition targets in Australia and the surrounding area.

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd., to establish to develop and accommodate organic growth within the Australia markets (see Note 6).

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2009.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2008, as reported in Form 8-K/A filed with the SEC on April 20, 2009.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Roadships Holdings, Inc. and all majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Property, Plant and Equipment

We record our property plant and equipment at historical cost.  The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset’s useful life.

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd. which contained substantially all of the assets of the consolidated entity.  These assets were contributed by our Chief Executive Officer to Endeavor Logistics in exchange for 500 shares in that company, representing 100%of the issued and outstanding shares of Endeavor, immediately preceding the acquisition.  We considered this a related party transaction and recorded the assets at the historical cost of our Chief Executive Officer.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia whose functional currency is the Australian Dollars (AUD).  We do not currently have any funds denominated in Australian Dollars on deposit in any Australian banks.  However, we intend to put operating funds into those companies before the end of 2009.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three and six months ended June 30, 2009 as the effect of our potential common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

Roadships does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Note 3 – Going Concern

As of June 30, 2009, we have not begun our core operations in the short-sea and ground freight industries and have not yet acquired the assets to enter these markets and we will require additional capital to do so.  There is no guarantee that we will acquire the capital to procure the assets to enter these markets or, upon doing so, that we will generate positive cash flows from operations.  Roadships Holdings’ financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the six months ended June 30, 2009, certain beneficial shareholders paid expenses of $29,953 and forgave the balance owed at March 31, 2009 of $1,980.  These contributions are included as increases in Additional Paid in Capital.

Substantially all of the consolidated assets were contributed to the Company by our Chief Executive Officer through our Australian subsidiary, Endeavor Logistics Pty, Ltd.  We recorded these assets at the historical cost of our Chief Executive Officer.

Note 5 – Capital

At December 31, 2008, we had 53,750,000 shares outstanding.  During the six months ended June 30, 2009, we issued the following shares:

*	106,197,430 common shares dividend to existing shareholders pursuant to the resolution by our Board of Directors to 1.97577 additional shares for each share owned.
*	10,000 common shares to the shareholders of Roadships Acquisitions Pty, Ltd., a corporation organized under the laws of Australia, to acquire 100% of the outstanding common stock of that company.
*	500 common shares to the shareholders of Endeavour Logistics Pty, Ltd., a corporation organized under the laws of Australia, to acquire 100% of the outstanding common stock of that company.

At June 30, 2009, our common stock issued and outstanding was 159,957,930 shares.

During the six months ended June 30, 2009, certain of our shareholders paid expenses of the Company totaling $29,953 and elected to have those contributions treated as increases to Additional Paid in Capital.

At March 31, 2009, we recorded a loan to a shareholder in the amount of $1,980.  Subsequent to March 31, 2009, the shareholder forgave the debt and we treated the transaction as an increase in Additional Paid in Capital.

The Company has issued no potentially dilutive securities.

Note 6 – Recent Acquisitions

Roadships Acquisitions Pty, Ltd.

On May 25, 2009, we entered into a definitive agreement with the shareholders of Roadships Acquisitions Pty, Ltd. (“RAL”), a corporation formed under the laws of Australia, whereby we acquired 10,000 shares of RAL representing 100% of the issued and outstanding stock of that company in exchange for 10,000 shares of Roadships Holdings, Inc., representing less than 1% of the issued and outstanding shares of the Company.  RAL is now a wholly-owned subsidiary of Roadships Holdings, Inc.

Since Roadships Acquisitions Pty Ltd. owned no assets and had no operations and therefore did not constitute a business, we valued the transaction at zero, adding the par value of the stock issued to Capital Stock in the equity section of our balance sheet, but subtracting that amount from Additional Paid in Capital.

Endeavour Logistics Pty, Ltd.

On June 22, 2009, we entered into a definitive agreement with the shareholders of Endeavour Logistics Pty, Ltd. (“Endeavour” or “ELP”) ”), a corporation formed under the laws of Australia, whereby we acquired 500 shares of ELP representing 100% of the issued and outstanding stock of that company in exchange for 500 shares of Roadships Holdings, Inc., representing less than 1% of the issued and outstanding shares of the Company.  ELP is now a wholly-owned subsidiary of Roadships Holdings, Inc.

Endeavor had assets (office furniture, equipment and vehicles) totaling $141,862 at the time we acquired them, but no substantial operations.  In addition to the assets, we acquired custom paintings of renditions of our proprietary short sea ship design vessels which had an historical cost of $32,000.  We recorded the value of the paintings as promotional expenses.

We therefore valued the acquisition at the historical cost of the assets and the promotional expenses and recorded the value of the acquisition at 173,862.  This was a related-party transaction and therefore no step up in basis was allowed.

Pro forma information is not presented as Endeavor Logistics is a new entity with no operations or assets.  Endeavor Logistics was created in June, 2009.

Note 7 – Fixed Assets

Our fixed assets consist principally of computers, printers, and office equipment and furniture.  We have two proprietary Wombat Development Vehicles which we have developed internally which will be used as loading and unloading devices and we have one Toyota Dyna Hu50 truck.  The Wombat units collectively have an historical cost of $23,147 and the Toyota Dyna has an historical cost of $15,000.

As discussed in Note 4, these assets were contributed by a related party.  As such, we recorded the cost of these assets at the historical cost of the related party.

Our office equipment is depreciated over their estimated useful lives of 3 years.  Our vehicles and equipment have estimated useful lives of 5 years.  We do not expect any of our assets to have residual values at the end of those useful lives.

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

This report contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  “Forward-looking statements” may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

 Although we believe that the expectations reflected in our “forward-looking statements” are reasonable, actual results could differ materially from those projected or assumed.  Our future financial condition and results of operations, as well as any “forward-looking statements”, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report.  In light of the significant uncertainties inherent in the “forward-looking statements” included in this report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any “forward-looking statement”. Accordingly, the reader should not rely on “forward-looking statements”, because they are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the “forward-looking statements”.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements, including the notes to those financial statements, included elsewhere in this report.

Overview

Roadships Holdings, Inc. is an emerging company in the short-sea and ground freight industry sectors operating through its wholly owned subsidiaries in the U.S. and Australia.

We have acquired several domestic and foreign subsidiaries to facilitate our entry into these markets.

In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets in North America.  Roadships America, Inc, was established to develop and accommodate organic growth within the North America markets.

On May 25, 2009, we acquired Roadships Acquisitions Pty, Ltd. a corporation formed under the laws of Australia, which we expect to use to identify and act upon synergistic acquisition targets in Australia and the surrounding area.

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd., to establish to develop and accommodate organic growth within the Australia markets.

In addition to these acquisitions, we have entered into a Memorandum of Understanding with Wits Holdings Pty Ltd. (“Wits”), an Australian Proprietary Company, to acquire 100% of the outstanding shares of Wits in exchange for 1.2 million shares of our common stock and AUD 5 million (approximately 4 million USD).

Concurrently with the Memorandum of Understanding with Wits, we executed an agreement with MC Capital & Company (“MC”), an Australian investment banking group, to provide advice in the following areas:

•	arranging debt, equity, and equity-linked capital;
•	possible mergers and acquisitions.

In the short term, and based on preliminary due diligence, MC has committed to a direct investment in the Registrant and the successful conclusion of the Wits transaction described hereinabove.

Over the short to mid-term, MC is investigating participation in a Roadships plan to acquire two existing short sea ships that, once upgraded by the Registrant’s partner, STX Canada Marine, Inc., will be introduced to the Australian market creating a much needed short sea link between Brisbane, Sydney and Melbourne.

If MC is successful in raising the requisite capital for acquisition of two ships, Roadships will accelerate its strategic entrance as an operator of short-sea transport ships, an event that we hope shall have the Company moving trailers by ship between the aforementioned key hubs by March of 2010.

Interests in access to a short sea shipping solution has spiked recently in Australia, with trucking operators aggressively pursuing the material savings associated with moving trailers by short-sea shipping routes.  This increasing demand has given rise to the retrofitting of trailers for short-sea transport, thus reducing the costs and labor associated with manual tie-down of non-retrofitted trailers.

Independently, Endeavour Logistics Pty. Ltd., has entered the trailer retrofitting market, and outsourced the marketing of the retrofitting services and applicant processing to Adbax, Truckside Management, Inc.

Results of Operations

As of June 30, 2009, the Company has not yet begun operations, has minimal assets and no revenues.  We have incurred general and administrative costs of $31,494 for the six months ended June 30, 2009, mostly due to public-company compliance costs.  We also incurred $4,029 in depreciation charges for the assets in our subsidiary, Endeavour Logistics.

The Company did not exist for the same period in 2008.  Therefore there is no comparative information presented.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has virtually no liquid assets.  We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Plan of Operation

Over the next twelve months, we plan to:

•
Obtain financing for the acquisition of Wits Holdings Pty Ltd.  Preliminary due diligence suggests that the cash flows from operations of Wits is sufficient to service the interest and principal on the debt used to acquire the Company.

•	Obtain financing to acquire two short sea ships to provide a short sea link between Brisbane, Sydney and Melbourne, Australia.

•	Grow our trailer retrofitting business in our subsidiary, Endeavour Logistics.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

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

1.
As of June 30, 2009, we did not maintain effective controls over the control environment.
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

2.
As of June 30, 2009, we did not maintain effective controls over the control environment.
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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as filed June 5, 2007 (included as Exhibit 3.1 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2009	Roadships Holdings, Inc
By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Robert Smith Robert Smith Corporate Secretary