Form 10-Q/A
period 2009-06-30
ROADSHIPS HOLDINGS, INC.
filed 2009-10-02
CIK 1389067

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Articles of Incorporation, as filed June 5, 2007 (included as Exhibit 3.1 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
31.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 2, 2009	Roadships Holdings, Inc
By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Robert Smith Robert Smith Corporate Secretary