Form 10-Q
period 2009-09-30
ROADSHIPS HOLDINGS, INC.
filed 2009-11-19
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 000-28015

ROADSHIPS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

City Center, 525 North Tryon Street, Suite 1600,, Charlotte, NC, 28202
(Address of principal executive offices)

704-237-3194
(Registrant’s telephone number, including area code)

1451 West Cypress Creek Road, Suite 300, Ft. Lauderdale, FL 33309
(Former name, former address and former fiscal year, if changed since last report)

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

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 16, 2009, was 159,957,930.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
(Formerly Caddystats, Inc.)
BALANCE SHEETS

	Sep 30, 2009 (Unaudited)	Dec 31, 2008 (Audited)

ASSETS

Cash and equivalents	$106	$1,760
Prepaid expenses	9,000	-
Total current assets	9,106	1,760

Property, plant and equipment, net of accumulated depreciation of $16,117 and $0 at September 30, 2009 and December 31, 2008, respectively	130,709	-

TOTAL ASSETS	$139,815	$1,760

LIABILITIES

Shareholder loan	$-	$1,980

Total current liabilities	-	1,980

TOTAL LIABILITIES	-	1,980

STOCKHOLDERS' EQUITY / (DEFICIT)

Common stock – par value $0.001, 1 billion shares authorized. 159,957,930 and 53,750,000 shares outstanding at September 30, 2009 and December 31, 2008, respectively.	159,958	53,570
Additional paid in capital	122,230	(53,570)
Deficit accumulated during the development stage	(142,373)	(220)

Total stockholders' equity / (deficit)	139,815	(220)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$139,815	$1,760

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
(Formerly Caddystats, Inc.)
STATEMENTS OF EXPENSES

	Nine Months Ended 09/30/09 (Unaudited)	Three Months Ended 09/30/09 (Unaudited)	Inception (9/26/08) to 9/30/09 (Unaudited)

EXPENSES
General and administrative	$98,998	$76,504	$99,218
Promotional expenses paid in stock	32,000	-	32,000
Depreciation	11,155	7,126	11,155

Total expenses	142,153	83,630	142,373

NET LOSS	$(142,153)	$(83,630)	$(142,373)

Net loss per common shares - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	95,536,195	159,947,430

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
(Formerly Caddystats, Inc.)
STATEMENT OF SHAREHOLDERS’ EQUITY / (DEFICIT)
(unaudited)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	$53,750	$(53,750)	$-	$-

Net loss 9/26/08 to 12/31/08					(220)	(220)

Balances, 12/31/08		53,750,000	53,750	(53,750)	(220)	(220)

Contribution from shareholders	03/31/09			14,302		14,302
Shareholder forgiveness of debt	04/01/09			1,980		1,980
						-
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)		-
						-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)		-

Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	173,861		173,862
						-
Payment of expenses by shareholders				92,044		92,044
						-
Net loss, nine months ended 9/30/09					(142,153)	(142,153)

Balance, 9/30/09		159,957,930	$159,958	$122,230	$(142,373)	$139,815

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
(Formerly Caddystats, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended 09/30/09 (Unaudited)	Inception (9/26/08) to 9/30/09 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(142,153)	$(142,373)

Depreciation expense	11,155	11,155
Promotional expenses paid in stock	32,000	32,000

Changes in operating assets and liabilities:
Prepaid expenses	(9,000)	(9,000)

Net cash used in operating activities	(107,998)	(108,218)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from shareholder contributions	106,344	108,324

Net cash provided by financing activities	106,344	108,324

Net increase / (decrease) in cash and cash equivalents	(1,654)	106
Cash and cash equivalents, beginning of period	1,760	-
Cash and cash equivalents, end of period	$106	$106

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-

SUPPLEMENTAL DISCLOSURES ON NON-CASH FINANCING TRANSACTIONS:
Acquisition of Endeavor Logistics Pty Ltd. for stock	$173,834	$173,834
Forgiveness of shareholder loan	$1,980	$1,980

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 1 – Organization and Nature of Business

History

Roadships Holdings, Inc (“Roadships”, “The Company”, “we’ or “us”) was formed in Delaware on June 5, 2006 as Caddystats, Inc.

Reverse Merger and 5:1 Forward Split

On March 3, 2009, the owners of Roadships Holdings, Inc., a Florida Corporation (“Roadships Florida”), and Roadships America, Inc., also a Florida Corporation (“Roadships Am”), both privately held companies, exchanged all of their outstanding shares of common stock in the companies for 16,025,000 shares of common stock of Caddystats, Inc. (“Caddystats”), a public company, representing approximately 100% of the outstanding common shares of the Company. Upon the exchange transaction (the “Transaction”), Caddystats changed its name to Roadships Holdings, Inc. and increased the number of authorized common stock to 1,000,000,000 shares As a result of the transaction, Roadships Florida and Roadships Am (the “Companies”) are now wholly-owned subsidiaries of Caddystats. In essence, Roadships and Roadships Am merged into a public shell company with no or nominal remaining operations; and no or nominal assets and liabilities.

In accordance with Financial Accounting guidance related to Business Combinations (“Topic 805”), the Companies are considered the accounting acquirer in the exchange transaction. Because the Companies owners as a group retained or received the larger portion of the voting rights in the combined entity and the Companies senior management represents a majority of the senior management of the combined entity, the Companies are considered the acquirer for accounting purposes and will account for the transaction as a reverse acquisition. The acquisition will be accounted for as a recapitalization, since at the time of the transaction, Caddystats was a company with no or nominal operations, assets and liabilities. Consequently, the assets and liabilities and the historical operations that will be reflected in future consolidated financial statements will be those of the Companies and will be recorded at its historical cost basis. The financial statements have been prepared as if Roadships and Roadships Am had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2009.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2008, as reported in Form 8-K/A filed with the SEC on April 20, 2009.

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

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 3 – Going Concern

As of September 30, 2009, we have not begun our core operations in the short-sea and ground freight industries and have not yet acquired the assets to enter these markets and we will require additional capital to do so.  There is no guarantee that we will acquire the capital to procure the assets to enter these markets or, upon doing so, that we will generate positive cash flows from operations.  Roadships Holdings’ financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the nine months ended September 30, 2009, certain beneficial shareholders paid expenses of $92,044, made cash contributions of $14,302 and forgave the balance owed at March 31, 2009 of $1,980.  These contributions are included as increases in Additional Paid in Capital.

Note 5 – Capital

At December 31, 2008, we had 53,750,000 shares outstanding.  During the nine months ended September 30, 2009, we issued the following shares:

*	106,197,430 common shares to existing shareholders pursuant to the resolution by our Board of Directors to 1.97577 additional shares for each share owned.
*	10,000 common shares to the shareholders of Roadships Acquisitions Pty, Ltd., a corporation organized under the laws of Australia, to acquire 100% of the outstanding common stock of that company.
*	500 common shares to the shareholders of Endeavour Logistics Pty, Ltd., a corporation organized under the laws of Australia, to acquire 100% of the outstanding common stock of that company.

At September 30, 2009, our common stock issued and outstanding was 159,957,930 shares.

During the nine months ended June 30, 2009, certain of our shareholders paid expenses of the Company totaling $92,044 and made cash contributions of $14,302 and elected to have those contributions treated as increases to Additional Paid in Capital.

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

Endeavor had assets (office furniture, equipment and vehicles) totaling $169,864 at the time we acquired them, but no substantial operations.  We therefore valued the transaction at the historical cost of the assets and recorded the value of the acquisition at $169,864.

Note 7 – Subsequent Events

On October 1, 2009, Michael Nugent resigned as President of the Company.  He will remain as Chief Executive Officer.  Also on October 1, 2009, Robert Smith was appointed as President of the Company.

The Company evaluated subsequent events through November 16, 2009

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

Results of Operations

As of September 30, 2009, the Company has not yet begun operations, has minimal assets and no revenues.  We have incurred general and administrative costs of $98,998 for the nine months ended September 30, 2009, mostly due to public-company compliance costs.  We also incurred $11,155in depreciation charges for the assets in our subsidiary, Endeavour Logistics.

The Company was founded on September 26, 2008 and no operations for the third quarter of that year.  Therefore there is no comparative information presented.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Articles of Incorporation, as filed June 5, 2007 (included as Exhibit 3.1 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
31.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed eherewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2009	Roadships Holdings, Inc
By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Robert Smith Robert Smith Corporate Secretary