Form 10-K
period 2009-12-31
ROADSHIPS HOLDINGS, INC.
filed 2010-05-06
CIK 1389067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 333-141907

ROADSHIPS HOLDINGS, INC.
(Formerly Caddystats, Inc.)
 (Name of Small Business Issuer in Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-5034780 (Employer Identification No.)
City Center, 525 North Tryon Street, Suite 1600, Charlotte, NC, 28202 (Address of principal executive offices, including zip code.)
704-237-3194 (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.  There were no trades of Roadships Holdings, Inc. prior to the balance sheet date of December 31, 2009.

State the number of shares outstanding of each of the registrant’s classes of common stock as of April 10, 2010: 172,633,430.

Documents Incorporated by reference: None.

ROADSHIPS HOLDINGS, INC.
(Formerly Caddystats, Inc.)
FORM 10-K
For the Year Ended December 31, 2009

PART 1 – Financial Information

Item 1. Business Factors

Information Regarding Forward-Looking Statements

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

History

Roadships Holdings, Inc (“Roadships”, “RDSH”, “The Company”, “we’ or “us”) was formed in Delaware on June 5, 2006 as Caddystats, Inc.

On March 3, 2009, the owners of Roadships Holdings, Inc., a Florida Corporation (“Roadships Florida”), and Roadships America, Inc., also a Florida Corporation (“Roadships Am”), both privately held companies, exchanged all of their outstanding shares of common stock in the companies for 16,025,000 shares of common stock of Caddystats, Inc. (“Caddystats”), a public company, representing approximately 100% of the outstanding common shares of the Company. Upon consummation of the exchange transaction (the “Transaction”), Caddystats changed its name to Roadships Holdings, Inc. and increased the number of authorized common stock to 1,000,000,000 shares As a result of the transaction, Roadships Florida and Roadships Am (the “Companies”) are now wholly-owned subsidiaries of Caddystats. In essence, Roadships and Roadships Am merged into a public shell company with no or nominal remaining operations; and no or nominal assets and liabilities.

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

On February 25, 2009, the board of directors approved a 5:1 Forward Split of the corporation’s common stock. On June 15, 2009, the board of directors approved a 1.97576614:1 stock dividend issued to the shareholders of the Company’s  common stock.  All information in this Form 10-Q has been adjusted to reflect the forward split as if it took place as of the earliest period reported.

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

Government Regulation and Environmental Information

We expect that government regulations and laws will significantly affect the ownership and operation of our vessels.  We will be subject to international conventions, national, state and local laws and regulations in force in the countries in which our vessels may operate or be registered.  Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

International Maritime Organization

The International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of pollution by ships), has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, which has been updated through various amendments, or the MARPOL Convention.  The MARPOL Convention implements environmental standards including oil leakage or spilling, garbage management, as well as the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions.

Air Emissions

In September 1997, the IMO adopted Annex VI to the MARPOL Convention, Regulations for the Prevention of Pollution from Ships, to address air pollution from vessels.  Effective in May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits deliberate emissions of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.

In October 2008, the IMO adopted amendments to Annex VI regarding nitrogen oxide and sulfur oxide emissions standards which are expected to enter into force on July 1, 2010.  The amended Annex VI would reduce air pollution from vessels by, among other things, (i) implementing a progressive reduction of sulfur oxide, emissions from ships, with the global sulfur cap reduced initially to 3.50% (from the current cap of 4.50%), effective from January 1, 2012, then progressively to 0.50%, effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018; and (ii) establishing new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.  Once these amendments become effective, we may incur costs to comply with these revised standards.

Safety Requirements

The IMO has also adopted the International Convention for the Safety of Life at Sea, or SOLAS Convention, and the International Convention on Load Lines, 1966, or LL Convention, which impose a variety of standards to regulate design and operational features of ships.  SOLAS Convention and LL Convention standards are revised periodically.

Under Chapter IX of SOLAS, the requirements contained in the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO, also affect our operations.  The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.  We intend to rely upon the safety management system that we will develop when we are operational.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate.  This certificate evidences compliance by a vessel’s management with code requirements for a safety management system.  No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code.

Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports.  The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, as the case may be.

Ballast Water Requirements

The IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits.  The BWM Convention will not enter into force until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date there has not been sufficient adoption of this standard for it to take force.

The flag state, as defined by the United Nations Convention on Law of the Sea, has overall responsibility for the implementation and enforcement of international maritime regulations for all ships granted the right to fly its flag.  The “Shipping Industry Guidelines on Flag State Performance” evaluates flag states based on factors such as sufficiency of infrastructure, ratification of international maritime treaties, implementation and enforcement of international maritime regulations, supervision of surveys, casualty investigations and participation at IMO meetings.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention.  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels after September 1, 2003.  The exteriors of vessels constructed prior to January 1, 2003 that have not been in dry-dock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the anti-fouling systems are altered or replaced.

The IMO continues to review and introduce new regulations.  It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

Competition

The competition we expect to face is intense. The principal methods of competition in the Company’s business are service, price, experience, reputation and quality of equipment. The Company believes that its pricing will be competitive and that the quality of its services, experience and equipment will be high. Almost all of our competitors have financial resources and operating staffs substantially larger than those of the Company and, from time to time, may use those resources either to lower rates or acquire equipment which, in either case, may provide a competitive advantage over the Company.

We expect that our vessels may operate from time to time in markets in which there are more vessels than the market can support at a profitable level. While we will try to shift our tugs, barges, tankers and other vessels away from markets in which there is a surplus of capacity to markets in which the supply of and demand for vessels is more balanced, our competitors tend to engage in similar practices. Over time, these practices by our competitors may undermine the effectiveness of our efforts to deploy our vessels to more balanced markets.

Horizon Lines®.

Charlotte, North Carolina- headquartered Horizon Lines, Inc. (“Horizon”), is a domestic ocean shipping and integrated logistics company comprised of two primary operating subsidiaries: Horizon Lines, LLC and Horizon Logistics, LLC, that lays claim to 38% of the total U.S. marine container shipments between the continental U.S. and the three non-contiguous Jones Act markets, Alaska, Hawaii, Guam, Micronesia and Puerto Rico.  Horizon is publicly traded on the New York Stock Exchange under the Symbol HRZ.

Crowley Lines®.

Jacksonville, Florida- headquartered Crowley Maritime Corporation (“CMC”) provides diversified transportation services in domestic and international markets by means of five operating lines of business: Liner Services, Logistics, Marine Services, Petroleum Services and Technical Services.  CMC’s services include, among others, Logistics, Project Management, Vessel Construction and Naval Architecture, and Ship Management.

CMC employs approximately 4,100 people and provides its services using a fleet of more than 210 vessels, consisting of RO/RO (roll on roll off) vessels, LO/LO (lift on lift off) vessels, tankers, tugs and barges.  CMC’s land-based facilities and equipment include terminals, warehouses, tank farms, office buildings, trucks, trailers, containers, chassis, cranes and other specialized vehicles.

Trailer Bridge®.

Jacksonville, Florida- headquartered Trailer Bridge Inc (“TBI”) claims to connect all U.S. mainland points and Puerto Rico, with its twice-weekly, every week, route between Jacksonville to Puerto Rico and back again.  From clothing to furniture; from appliances to heavy equipment, and everything in between, Puerto Rico shippers depend on TBI’s consistency.

TBI, an industry innovator, was the first carrier to employ its own drivers and operate its own trucks, equipment, vessels, and marine facilities.

TBI was also the first to use the 53-foot high cube container for Puerto Rico, which gave shippers over 50% more capacity than the standard 40-foot container.  This larger equipment, at 3,850 cubic feet, creates more value per cubic foot; that's 3,850 cubic feet, over 40% more capacity than a 40-foot high cube container.

TBI has the largest fleet of 53-foot high cube containers available in the trade and TBI’s Triplestack Box Carriers™ are the first vessels to be built in over 15 years that were designed specifically for Puerto Rico.  The combination of the Triplestack Box Carriers™ and 53-foot high cube containers translate into lower per unit shipping costs for the product and that's going to show up where it counts, on the shippers bottom line.

Toll Holdings Pty. Ltd.®

Melbourne, Australia, headquartered Toll Holdings Pty Ltd (“Toll”) is among the Asian region's leading providers of integrated logistics services, generating annual consolidated revenue of AU$5.6 billion and operating an extensive network of over 700+ sites throughout more than 45 countries across the world.

Toll's access to transport and infrastructure assets includes road fleets, warehousing, ships, air freight capacity, ports and rail rolling stock.  In combining these assets with operational expertise and technology solutions, Toll focuses on driving supply chain efficiencies to deliver best practice in supply chain management to Toll's diverse customer base.

In Australia and New Zealand, Toll operates a suite of world class brands providing supply chain solutions to all types of businesses.

Toll Australia’s suite of world class brands provides domestic supply chain solutions to all types of businesses (large and small) throughout Australia.  Toll’s Australian operational scope, supported by leading edge technology, covers road, rail and air linehaul, time sensitive freight, warehousing, metropolitan transport, logistics, temperature controlled transport and warehousing, business to consumer, regional distribution networks, defense logistics, removalists, facility management, autologistics, personnel and labor hire and resource supply chains.  Web Link: http://www.toll.com.au/

Patrick Corporation®

Melbourne, Australia, operationally based Patrick Corp (“Patrick”), a subsidiary of publicly listed (Australian Exchange) Asciano, is a leading provider of port-related services to importers, exporters and shipping lines, and one of Australia's largest listed infrastructure owners.

Patrick claims its focus on productivity, efficiency and innovation, along with its world class assets and infrastructure management expertise, places Patrick at the forefront of the ship-to-shore and shore-to-door service providers for both domestic and international trade markets.

Patrick is Australia’s largest operator of container terminals, with state-of-the-art facilities in all major ports. Patrick also offers a complete range of land based services to shipping lines, freight forwarders, customs brokers, importers and exporters. Its function is to manage the movement of import and export consignments between the wharf, container parks and inland terminals, utilizing road and rail.  As well as being Australia’s largest bulk and general stevedore, providing port management services and being New Zealand’s largest on-wharf logistics company, Patrick offers an integrated service of processing, storage and distribution of motor vehicles, with on-wharf processing facilities that no other company in Australia can match.  Web Link: http://www.patrick.com.au

Mainfreight Ltd. ®

Auckland, New Zealand, headquartered Mainfreight Limited (“Mainfreight”)is a global Supply Chain Logistics Provider, specializing in the handling of freight that is Less Than Container (LCL), with businesses operating in one hundred sixty five (165) branches throughout New Zealand, Australia, Asia, and the United States.

Mainfreight was founded in 1978, with a 100 year vision, and has become the pre-eminent Supply Chain Logistics provider in New Zealand and Australia. Mainfreight claims to provide customers with world class service across a full range of Logistics; services that include Managed Warehousing, Domestic Distribution, Metro and Wharf Cartage and International Air and Sea freight operations all linked by sophisticated technology.

In 1996, Mainfreight listed on the New Zealand Stock exchange. Today Mainfreight has a team of over 3,200 people and in excess of 20,000 customers worldwide.  In forging a 100 year business, Mainfreight boasts having never adopted the latest trends or wavered from its long standing values.

Employees

Roadships Holdings, Inc. has no employees.  All services are currently done through contracted vendors.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors, other information included in this annual report and information in our other periodic reports filed with the SEC.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

Demand for our services is dependent on a number of factors beyond our control, which can negatively impact our operating results

Sales of our services are tied to a number of factors beyond our control, including:

•	Demand in Australia and elsewhere for products which are appropriate our future fleets and demand for our future customers’ products;

•	Local and international political and economic conditions and policies; and

•	Weather conditions.

We expect to have high fixed costs, and downtime or low productivity due to reduced demand or other causes can have a significant negative effect on our operating results.

Fluctuation of fuel prices may influence our results

Economic and political factors can affect fuel prices. The Company’s operations may be positively or adversely impacted by our ability to pass increases in fuel prices to our customers. The extent of such impact also is affected by the amount of time that may elapse between when we pay for higher fuel prices and when our customers pay for the increased cost of the fuel purchased by them.

We expect that the cost of fuel will represent a significant cost to the Company’s operations.

The nature of marine services contracts may add volatility to our results of operations

Frequently, the nature of marine services  is to provide many of its services in response to discrete customer projects or in response to emergency or salvage conditions and its contracts are generally short-term, usually terminating within one year.  Accordingly, customers who account for a significant portion of revenues and operating income in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. In addition, marine services contracts often contain clauses that do not entitle us to payment of compensation unless certain results are achieved (such as LOF and other contracts). As a result, it is possible that the cost of performing those contracts could lead to losses.

The Company will face intense competition that could adversely affect its ability to increase market share and could reduce its profitability

Our businesses will operate in highly competitive industries. These intense levels of competition could reduce our revenues and/or increase our expenses either of which would reduce our profitability.

In addition to price, service, experience, reputation and quality of equipment, important competitive factors include safety record, ability to meet the customer’s schedule, the customer’s national flag preference, operating conditions, capability and intended use, complexity of logistical support needs and presence of equipment in the appropriate geographical locations.

The Company may incur significant costs, liabilities and penalties in complying with government regulations

Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where the Company’s vessels will operate or be registered, has a significant impact on our operations. These regulations relate to worker health and safety, the manning, construction and operation of vessels, homeland, port and vessel security, and ballast water emissions and other aspects of environmental protection.

Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company’s business. Should such costs, liabilities or penalties be incurred, it could have a substantial negative impact on the Company’s profitability and financial condition.

Marine-related risks could lead to the disruption of our services and added liabilities

The operation of our vessels will be subject to various risks, including catastrophic marine disasters, adverse weather and sea conditions, capsizing, grounding, mechanical failure, collision, terrorism, oil, chemical and other hazardous substance spills and navigation errors. These risks could endanger the safety of our personnel, our vessels, the cargo we carry, the equipment under tow and other property, as well as the environment. If any of these events was to occur, the Company could be held liable for resulting damages. In addition, the affected vessels could be removed from service on a temporary or permanent basis. The adverse weather, sea conditions and other marine-related risks discussed above can also result in delays in scheduled voyages and thus affect the timing of the recognition of revenue and can increase costs incurred.

We will depend on attracting and retaining qualified, skilled employees to operate our businesses and protect our know-how

Our results of operations will depend in part upon our business know-how. We believe that protection of our know-how depends in large part on our ability to attract and retain highly skilled and qualified personnel. Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage and maintain our businesses and to protect our know-how.

We will require skilled employees who may have to perform physically demanding work. As a result of the volatility of our customers’ industries, particularly the oil and chemical industries, and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase the rates we charge our customers to compensate for wage-rate increases, our operating results may be adversely affected.

Other business risks, known and unknown, may impact our results

Other risks which may affect our operations and revenues include our ability to:

•	manage our costs effectively;

•	finance our operations and construct new vessels on acceptable terms;

•	charter our vessels on acceptable terms; and

•	manage these risks successfully.

There is no established public trading market for our stock so shares are difficult to sell

Since we merged with Caddystats, Inc. and changed our name to Roadships Holdings, Inc. , the OTCBB market has reported only 1 trade in our common stock for a total of 1,000 shares. No assurances can be given that the holders of our shares can sell them in secondary market transactions, or as to the prices at which such shares may be sold. Furthermore, because we do not raise equity capital in public equity markets, our cost of capital may be higher than our competitors and may make our financing of capital projects like vessel construction more costly and less competitive than our competition.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common shares have historically been sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Registration Statement. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Management can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests

As of December 31, 2009, Michael Nugent, the Chairman of the Board of Directors and Chief Executive Officer of the Company, beneficially owned approximately 61.7% of our outstanding common stock.  As a result, Mr. Nugent controls all matters affecting the Company, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financing arrangements; and

•	the payment of dividends on our stock.

Moreover, officers and directors collectively own approximately 76.6% of the outstanding common stock of the Company.

RDSH does not intend to pay any dividend for the foreseeable future.

RDSH does not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon future earnings, financial requirements and other factors to be determined by RDSH’s board of directors. RDSH anticipates any earnings that may be generated from operations will be used to finance growth and that cash dividends will not be paid to shareholders.

RDSH may need to issue more stock, which could dilute your stock.

If RDSH does not have enough capital to meet future capital requirements, they may need to conduct additional capital-raising in order to continue operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to shareholders and/or increased debt service commitments. Accordingly, if RDSH issues additional stock, it could reduce the value of your stock.

RDSH may have difficulty managing potential growth.

RDSH could experience a period of significant expansion and they anticipate that further expansion will be required to address potential growth in customer base and market opportunities. Any expansion is expected to place a significant strain on management, operational and financial resources. At the present time, RDSH expects it will be required to increase the number of employees during the current fiscal year. To manage the expected growth of operations and personnel, RDSH will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to expand, train and manage the growing employee base. RDSH also will be required to expand finance, administrative and operations staff. Further, RDSH may be required to enter into relationships with various strategic partners necessary to business. There can be no assurance that the current and planned personnel systems, procedures and controls will be adequate to support the future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. RDSH’s failure to manage growth effectively could have a material adverse effect on business, results of operations and financial condition.

If appropriate opportunities present themselves, RDSH intends to acquire technologies, services or products that they believe are strategic. The process of integrating an acquired technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Further, acquisitions of technologies, services or products could result in potentially the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect business, results of operations and financial condition. Any such future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to RDSH, or at all, and such financing, if available, might be dilutive.

RDSH’s business plan is based, in part, on estimates and assumptions which may prove to be inaccurate and accordingly their business plan may not succeed.

The discussion of the business incorporates management’s current best estimate and analysis of the potential market, opportunities and difficulties that RDSH faces. There can be no assurances that the underlying assumptions accurately reflect opportunities and potential for success. Competitive and economic forces on marketing, distribution and pricing of products make forecasting of sales, revenues and costs extremely difficult and unpredictable.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Australia based on United States or other foreign laws against us, our management or the experts named in this current report.

We conduct substantially all of our operations in Australia and substantially all of our assets are located in Australia. In addition, most of our senior executive officers reside within Australia. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of Australia upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Australian Dollar (“AUD”) and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in AUD fluctuations in the exchange rate between the U.S. dollar and AUD will affect the relative purchasing power of our monies, our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of AUD relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our administrative offices are located at City Center, 525 North Tryon Street, Suite 1600,, Charlotte, NC, 28202.  Our principal shareholders lease this space and the Company is not obligated on it.  The Company has accrued no contributed capital for its pro-rata share of the cost of this office space.

Item 3. Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the fourth quarter of 2009.

PART II -     Other Information

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares are listed on the electronic OTC Bulletin Board (OTCBB), a regulated quotation service, under the symbol "RDSH."  However, no shares were traded during the periods reported.  The OTCBB reported one trade on February 3, 2010 for 1,000 shares at $2.00

At December 31, 2009, there were 172,633,430 shares of our common stock issued and outstanding.

Holders

As of December 31, 2009, we had approximately 580 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

Dividends

We have not declared or paid cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future.  The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, our operations, capital requirements, and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 1, 2009, Robert Smith was awarded 5 million shares of the Company’s common stock to serve as President of the Company.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this item.

Item 7 .  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-K.

Overview

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management's discussion and analysis of its financial condition and plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $125,212 for the period from inception (September 26, 2008) to December 31, 2009, and a working capital deficit of $12,941 at December 31, 2009.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Currently, we are not able to maintain our existing operations through the existing cash balances and internally generated cash flows. Moreover, we have determined that our existing capital structure is not adequate to fund our planned growth. We intend to finance our growth by issuing additional common stock and through loans from our shareholders.  There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the procurement of vessels, and demand for our services. There can be no assurance that we will obtain the capital we need to achieve our goals.

Plan of Operation

Roadships Holdings, Inc. (“Roadships”), operates in the transport industry – short-sea freight shipping, shipping logistics, and ground freight transport.  The Company’s business model and business plan (the “Plan”) have remained unchanged from the juncture of the reverse merger (February – March 2009.  Implementation of the plan was delayed by the full and successful processing of Roadship’s application to the Depository Trust and Clearing Corporation (“DTCC”) (August 2009 – February 2010); largely due to a DTCC restructuring.

Nevertheless, Roadships’ has surged forward with implementation of its Plan since February 2010. Although operationally integrated, Roadships operations are best examined as three “strategic business units” (SBUs): 1) Short Sea Freight Shipping; 2) Freight Shipping Logistics, and; 3) Ground Freight Transport.

Short Sea Shipping:

•	Research and development on the establishment Roadships USA trade routes;

•	Pre-application research and development on a waiver of The Jones Act;

•	Preliminary logistical preparation on the ordering and construction of two USA built Roadships High Speed Monohulls;

•	In discussions with European and USA based ship operators on strategic partnerships;

•	Finalization of strategic sales and marketing for the Company’s new trailer designs or retrofit package for use with the new Roadships High Speed Monohulls;

•	Preliminary logistical preparation for the release of Roadships’ new loading and unloading equipment for the Company’s High Speed Monohulls;

Freight Shipping Logistics:

Although Roadships’ management team has considerable experience in industry sector, frankly freight logistics services have taken a back seat to developments in the Company’s Short Sea Shipping and Ground Transportation SBUs.  However, the Company intends to penetrate both the USA and Australian markets over the short-term, most likely by means of merger or acquisition in penetrating the former.

Ground Freight Transportation:

•	Hard date of April 21, 2010 for issuing of Roadships common stock against the pending acquisition of WITS, Inc. pursuant to previously disclosed memorandum of understanding, as good faith deposit.

•	In discussions with a U.S. based ground freight operator ($17 million in assets and 24 million in annual revenues) on merger.

•	Preliminary examination of two smaller ground transport operators.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Roadships Holdings, Inc.

We have audited the accompanying balance sheets of Roadships Holdings, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2009 and the period from September 26, 2008 (inception) to December 31, 2008 and 2009.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roadships Holdings, Inc. and consolidated subsidiaries as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders' deficit and cash flows then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas

www.mkacpas.com

May 5, 2010

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
(Formerly Caddystats, Inc.)
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	As of December 31,
	2009	2008

ASSETS
Cash and equivalents	$59	$1,760
Total current assets	59	1,760

Non-current assets
Property, plant and equipment, net of accumulated depreciation of $18,640 and $0 as of December 31, 2009 and 2008, respectively	104,470	-
TOTAL ASSETS	$104,529	$1,760

LIABILITIES
Notes and interest payable	$13,000	$-
Shareholder loan	-	1,980
Total current liabilities	13,000	1,980

TOTAL LIABILITIES	$13,000	$1,980

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, 1 billion shares authorized. 172,633,430 and 53,750,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively.	172,633	53,750
Additional paid in capital	2,216,772	(53,750)
Development stage deficit	(2,297,876)	(220)
Total stockholders’ equity (deficit)	91,529	(220)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$104,529	$1,760

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
(Formerly Caddystats, Inc.)
Statements of Operations

	Twelve Months Ended 12/31/09	Inception (9/26/08) to 12/31/08	Inception (9/26/08) to 12/31/09

Expenses
General and administrative	$2,278,096	$220	$2,278,316
Depreciation	18,640	-	18,640
Total operating expenses	2,296,736	220	2,296,956

Other income and expense
Interest expense	54	-	54
Total other	54	-	54

Foreign exchange (gains) / losses	866	-	866

Net loss	$(2,297,656)	$(220)	$(2,297,876)

Net loss per common share - basic and diluted	$-

Weighted average shares outstanding	113,950,290

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.  AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
(Formerly Caddystats, Inc.)
Statement of Changes in Stockholders’ Deficit
For the Period from Inception (September 26, 2008) to December 31, 2009

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	53,750	(53,750)		-

Net loss 9/26/08 to 12/31/08					(220)	(220)

Balances, 12/31/08		53,750,000	53,750	(53,750)	(220)	(220)

Shareholder forgiveness of debt				1,980		1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)		-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)		-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	108,073		108,074
Shares issued to President for services	10/01/09	5,000,000	5,000	845,000		850,000
Shares issued for services	11/19/09	7,675,500	7,676	1,296,078		1,303,752
Reduction of notes payable by related party				2,926		2,926
Contribution of equipment by related party				7,427		7,427
Payment of expenses by shareholders				115,246		115,246
						-
Net loss, year ended 12/31/09					(2,297,656)	(2,297,656)

Balance, 12/31/09		172,633,430	$172,633	$2,216,772	$(2,297,876)	$91,529

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
(Formerly Caddystats, Inc.)
Statements of Cash Flows

	Twleve Months Ended 12/31/09	Inception (9/26/08) to 12/31/08	Inception (9/26/08) to 12/31/09

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,297,656)	$(220)	$(2,297,876)
Depreciation	18,640	-	18,640
Promotional expenses exchanged for stock	-	-	-
Non-cash compensation	2,153,750	-	2,153,750
			-
Changes in operating assets and liabilities:	-	-	-
Prepaid expenses	-	-	-
Interest payable	54	-	54
Net cash used in operating activities	(125,212)	(220)	(125,432)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	-	-	-
Proceeds from notes payable	7,399	-	7,399
Principal payments on notes payable	-	-	-
Payment of expenses by related parties	115,246	-	117,226
Cash proceeds from shareholder loan	-	1,980	-
Net cash provided by financing activities	122,645	1,980	124,625

Effect of foreign exchange transactions	866	-	866

Net increase/(decrease) in cash	(1,701)	1,760	59
Cash and equivalents - beginning of period	1,760	-	-
Cash and equivalents - end of period	59	1,760	59

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	$108,074	$-	108,074
Forgiveness of shareholder loan	1,980	-	1,980

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
(Formerly Caddystats, Inc.)
Notes to Financial Statements

Note 1 -   Organization and Nature of Business

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

On February 25, 2009, the board of directors approved a 5:1 Forward Split of the corporation’s common stock. All information in this report on Form 10-K has been adjusted to reflect the forward split as if it took place as of the earliest period reported.

The Company adopted the accounting acquirer’s year end, December 31.

Where Roadships Holdings is Headed

All references to the “Company,” “we,” “our,” and “us” for periods prior to the closing of the Agreement refer to Roadships and Roadships Am, and references to the “Company,” “we,” “our,” and “us” for periods subsequent to the closing of the Agreement refer to the Registrant and its subsidiaries.

Roadships Holdings, Inc. and Roadships America, Inc., both Florida domiciled private corporations, are builders of Short Sea Ships – in partnership with STX Marine Group [Canada, Europe and USA] (“STXM”) and providers of Short Sea Shipping, as well as synergistic acquirers, owners, and operators of ground freight transportation companies throughout North America and Australia.

In response to the U.S. Maritime Administration Coastal Transportation Initiative, Roadships and Roadships Am, in partnership with STX Canada Marine Inc., developed a proprietary design of a high speed Ro/Ro vessel for use in the U.S. coastal transport trade.  The Company is in the process of finalizing its initial plans of building two (2) U.S. built Jones Act Ro/Ro vessels (“Flagship Vessels” or “Ships”) annually over the next five (5) years.

On November 10, 2008, Roadships America, Inc. and STX Canada Marine Inc. signed an agreement to progress the Roadships Project. This is an important milestone for Roadships America, Inc. and STX Canada Marine Inc. which has placed the Roadships Project on schedule for further developments during the early quarters of 2009.

The pedigree for the High Speed (HS) Monohull design proposed for the Roadships program comes from a vessel concept that was initially developed by Kvaerner Masa Yards - Technology (now STX Europe). The HS vessel design was conceived in the early 1990's for short sea shipping transportation throughout Europe using a hull form derived from a high speed ROPAX ferry built at the shipyard in Helsinki, Finland. This hull form was extensively tested and improved over a period of 5 years to optimize the hull form that offers the least resistance and allows the ship to maintain speed up to SS5.

The Roadships vessel is the latest development of the HS concept using a hull form derived from the model test program that allows the use of high output medium speed diesel engines to achieve the service speed of 30 knots. Utilizing these new high output engines developed in the last 5 years removes the need for gas turbine propulsion that has a dramatic effect on the economics through significant fuel savings.

The Company’s Flagship Vessels are 200 metres LOA, wave-piercing mono-hull design, 30 knot service speed, 25 foot draft, 2430 lane-metres, providing a capacity of 148 53' trailers utilizing three decks. The vessels are designed for maximum dispatch capability utilizing two (2) deck simultaneous load/discharge operations. The General Arrangement provides for astern straight in load/discharge configuration with no turning lanes and minimal obstructions. The vessels will be powered by 4 medium speed diesels.

With an experienced management team and well-trained, competent, professional personnel, Roadships provides superior short sea and ground freight solutions to clients throughout the world.  The Company provides a rewarding work environment and fair compensation to its employees, generates cash, earns a profit, and delivers a solid return to its shareholders.

Short Sea Shipping Flagship Vessel

Per ship cost is a variable, as requisite construction materials are largely commodities that are affected by changing market conditions. In October 2005, Roadships developed construction costing on Roadships Flagship Vessels from STX Marine Group [Canada, Europe and USA] (“STXM”) of Ninety Million USD ($90,000,000). Subsequently, in October 2008, at the height of the crude oil  run-up, the Company requested updated costing from STXM, which came in at double the first estimate; i.e., One Hundred Eighty Million USD ($180,000,000). For the purposes of these financial projections – given the substantial drop in the price of crude oil – Management has utilized the average of $90,000,000 and $180,000,000, or One Hundred Thirty Five Million USD ($135,000,000). Roadships’ Flagship Vessels shall be capitalized with a combination of equity and debt financing at a ratio, respectively, of thirty percent (30.0%) equity and seventy percent (70.0%) debt, at seven and one-half percent (7.5%) per annum for a fifteen (15) year term.

Over the short to medium term, Roadships will lease its Ships to Section 2, Jones Act operators.  However, the Company intends to qualify as Section 2, Jones Act compliant by year three (3) of their business plan, and deploy at least half of its fleet as a Jones Act operator.

Ground Freight Mergers and Acquisitions

The gestation period for Roadships Flagship Vessels is eighteen (18) months, best case, from start to finish. To drive short term cash flow, the Company’s strategic intent calls for the acquisition, merger and assimilation of privately held regional freight companies ranging in value from Eight Million USD ($8,000,000) to Twenty Million USD ($20,000,000). Management has extensive experience in optimizing operations, squeezing-out cost overruns, and maximizing profits beyond industry averages. Strategically, Management intends to identify and acquire two (2) target operations quarterly – with one of the two being an over-performer and the other an under-performer – synergistically merging the two so as to optimize future operations of both operating entities.

Management’s acquisition strategy calls for the assumption of all existing debt and payment for owner’s equity in cash equivalents; i.e., the Company’s free trading shares. To the extent and degree that the Company is utilizing its stock as cash equivalents for the acquisition (or at least partial acquisition) of hard assets.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principals in the United States.

Principles of Consolidation

Our consolidated financial statements include Roadships Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period.   Actual amounts could differ significantly from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents.  The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.  There were no cash equivalents as of December 31, 2009 and 2008.

Property, Plant and Equipment

We record our property plant and equipment at historical cost.  The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset’s useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia whose functional currency is the Australian Dollar (AUD).  We do not currently have any funds denominated in Australian Dollars on deposit in any Australian banks.  However, we intend to put operating funds into those companies when operations there commence.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). Diluted earnings per common share is similar to the computation for basic earnings per share, except that the denominator is increased by the dilutive effect of stock options outstanding and unvested restricted shares and share units, computed using the treasury stock method.  There are currently no common stock equivalents.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, accounts payable, accrued interest and promissory notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's property and equipment is estimated to approximate their net book values.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2009 and 2008.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Update No. 2010-06, which amends the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification (Codification). The amendments in this update require new disclosures about transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements and, in addition, clarify existing disclosures required for levels of disaggregation and inputs and valuation techniques. These amendments will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

The Company has adopted guidance published in Codification Topic 360 (“Topic 360”) which addresses property, plant and equipment.   This guidance contained in Topic 360 requires us to review for impairment long-lived assets, such as property, plant, equipment, and acquired intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. We assess recoverability of assets to be held and used by comparing their carrying amount to the expected future undiscounted net cash flows they are expected to generate. If an asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or group of assets exceeds fair value.  We report long-lived assets meeting the criteria to be considered as held-for-sale at the lower of their carrying amount or fair value less anticipated disposal costs. In the years presented, the Company did not recognize any impairment charges on long-lived assets.

In December 2007, the FASB revised the authoritative guidance for business combinations under Codification Topic 805, (“Topic 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree in a business combination. The guidance establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The guidance also expands the disclosure requirements related to the nature and financial impact of business combinations. We adopted this guidance as of January 1, 2009. We have applied this guidance to the business combination that occurred during 2009.

In June 2009, the FASB established the FASB Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance is effective for interim periods ending after September 15, 2009. We adopted this guidance for the period ended September 30, 2009, with no effect on our consolidated results of operations and financial condition for the twelve months ended December 31, 2009.

In April 2009, the FASB revised the authoritative guidance for financial instruments. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009.

In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending December 31, 2009.

Note 3 – Going Concern

As of December 31, 2009, we have not begun our core operations in the short-sea and ground freight industries and have not yet acquired the assets to enter these markets and we will require additional capital to do so.  There is no guarantee that we will acquire the capital to procure the assets to enter these markets or, upon doing so, that we will generate positive cash flows from operations.  Roadships Holdings’ financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the twelve months ended December 31, 2009, certain beneficial shareholders paid expenses of $100,944, made cash contributions of $14,302 and forgave the balance owed at March 31, 2009 of $1,980.  These contributions are included as increases in Additional Paid in Capital.

On June 22, 2009, the Company acquired Endeavour Logistics Pty, Ltd. from The Twenty Second Trust, an international trust in Australia which is owned by Michael Nugent, our Chairman and Chief Executive Officer.  Endeavour’s assets consist principally of office furniture and equipment which we have valued at the historical cost of the related party (see Note 7 for a further discussion of these assets).

Note 5 – Capital Structure

At December 31, 2008, we had 53,750,000 shares outstanding.  During the twelve months ended December 31, 2009, we issued the following shares:

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

On October 19, 2009, our board of directors authorized the disbursement of 5 million shares of common stock to Robert Smith to serve as the Company President.  We valued these shares based upon an independent valuation of the Company which evaluated our internal financial projections against comparable companies; risk-adjusted Capitalization and Discount rates to apply to our projected earnings, and market and transactions data from comparable companies within our industry.  This independent valuation assessed the value of the Company at $27.5 million, or $0.17 per share.  Since our common stock is very thinly traded, this independent valuation serves to take the place of valuation based on current market prices of our stock.   Based on this valuation, we recorded non-cash compensation of $850,000 for Mr. Smith’s shares.

On November 19, 2009, our board of directors authorized the issuance of 7,675,500 shares of our common stock to approximately 43 persons, principally residing in Australia, for services rendered to the company.  We valued these shares at $0.17 based on the independent valuation described in the previous paragraph and recorded $1,303,752 of non-cash compensation.

Note 6 – Acquisitions

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

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd., to establish to develop and accommodate organic growth within the Australia markets.  We exchanged 500 common shares of The Company in exchange for all of the issued and outstanding shares of Endeavour.  Endeavour Logistics Pty, Ltd. was a related party.  As such, we valued the acquisition at the related party’s historical cost of the assets contained in Endeavour.  All of our assets consist of those acquired in the purchase of Endeavour (see Note 7).

Note 7 – Property, Plant and Equipment

At December 31, 2009 and 2008, property, plant and equipment were comprised of the following:

United States Dollars	December 31,
	2009	2008

Office furniture	$87,836	$-
Equipment	23,362	-
Vehicles	11,912	-
Total property, plant and equipment	123,110	-
Less: accumulated depreciation	(18,640)	-
Total property, plant and equipment (net)	$104,470	$-

We acquired the majority of these assets when we acquired Endeavour Logistics Pty Ltd, our wholly owned subsidiary in Australia.  The assets were acquired by Endeavour from our Chairman and CEO, Michael Nugent who, at the time Roadships Holdings acquired Endeavour, owned 100% of the outstanding common stock of Endeavour.

The assets consisted of office furniture and equipment, equipment and vehicles and are recorded at the historical cost of Mr. Nugent.  Some of the equipment included in the assets of Endeavour were financed using a lease which we have accounted for as a capital lease.   There were unpaid lease payments at the time Roadships acquired Endeavour, as there were at December 31, 2009.  Unpaid amounts at  June 22, 2009 (the date of the acquisition of Endeavour Logistics Pty, Ltd) and December 31, 2009 were as follows:

	At June 22, 2009 (Date of Acquisition of Endeavour)	At December 31, 2009

Total undiscounted cash payments remaining	$10,734	$6,710
Future cash payments discounted at 16%	$9,579	$6,212

These leases are being paid personally by Mr. Nugent.  As the leases are paid, we will reduce the liability owed on these leases and increase additional paid in capital.

In addition to the assets acquired within Endeavour, in November and December of 2009, Mr. Nugent also contributed computers with an historical cost of $7,427.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2009	2008
Net operating loss carry-forward (Deferred tax asset)	36,065	55
Valuation allowance	(36,065)	(55)
Net future income taxes	-	-

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized.  The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized.

Our tax loss carry-forward of $36,065 will begin to expire in 2022.

Note 10 – Subsequent Events

On February 10, 2010, the Company’s board tendered offers to Mark Yonge and Voltaire Gomez to serve on our board of directors and to fill the executive positions of Chairman and Executive Vice President, respectively.

In March 2010, both Mark Yonge and Voltaire Gomez accepted Roadships’ offers, and the Company’s President and legal counsel is in the process of finalizing employment contracts with both.   The parties intend to execute before the end of April 2010.  Full disclosure of the newest members of Roadships Executive Team will be made under a subsequent Form 8-K.

The board unanimously voted to issue 2.2 million shares of the Company’s Stock to the shareholders of WITS, Inc., or their assigns, pursuant to definitive negotiation of Roadships acquisition of WITS, Inc.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of December 31, 2009, the directors and executive officers and their positions, are as follows:

Name	Age	Position
Michael Nugent	47	Chairman and CEO
Robert McClelland	56	Director and Treasurer
Robert Smith	48	Director, President and Corporate Secretary
Patrick Greene	43	Director, Executive Vice President and Chief Financial Officer

None of our directors or executive officers is currently a director of any company that files reports with the SEC, except as described below.  None of our directors have been involved in any bankruptcy or criminal proceeding (excluding traffic and other minor offenses), nor has been enjoined from engaging in any business.  Our directors are elected at the annual meeting of stockholders and hold office until their successors are duly elected and qualified.  Officers are appointed by our Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

Michael Nugent

Micheal Nugent holds office and active roles with several private and public companies in the USA and Australia, including as the Founder, Chairman and CEO of Roadships America, Inc., a private Florida company that is developing Short Sea Shipping Systems. He is CEO of Nugent Engine Technologies Inc., a Florida public company that is investigating new engine technologies. He is the Founder and President of Cycclone Magnetic Engines Inc., a private Nevada company that is developing engine technology. He is President and CEO of Roman Acquisition Corp., a Nevada public company.  He is Founder, Chairman and CEO of Fire From Ice Films, Inc., a private Nevada company that is partnering with feature film producers. He is CEO of Endeavour Logistics Pty Ltd, a private Australian company that consults with Australian Transport Companies. He is also Chairman and CEO of Adbax Pty Ltd and Adbax Truckside Management Pty Ltd, 2 private Australian companies that provide truckside advertising as an affiliate of Truckads USA. Mr Nugent completed his discipline as a Diesel Fitter in 1983 with Cummins Diesel Sales and Service. Mr Nugent is a member of the Australian Institute of Company Directors, Marine Highways Cooperative, The Coastwise Coalition and the Advertising Federation of Australia.

Robert McClelland

Robert McClelland is a Director and company Secretary of Endeavour Logistics Pty Ltd. Endeavour represents the transport arm of Roadships Holdings, Inc. in Australia.  Mr. McClelland also serves as a Director of Cycclone Magnetic Engines Inc. He is also a Director of Fire From Ice Films Pty Ltd.  Robert spent 27 years in the Automotive parts Industry and some 6 years in the finance sector.  Robert is currently a Director of Adbax Truckside Management Pty Ltd. in Australia.

Robert Smith

Mr. Smith is a Director and Corporate Secretary of Nugent Engine Technologies, Inc., a 10-12G Blank Check Company; the co-Managing Member of Enterprise Creations LLC, a joint venture, and; the Managing Member of RKS Capital LLC, a business development solution provider. Mr. Smith has 20 plus cumulative years of management experience; 16 years at executive-level management; 12 plus years [hands-on] building start-ups and emerging companies; 10 years experience as a business development consultant. He holds extensive experience and success in strategic planning and management and capital acquisition (equity and private debt). Mr. Smith is a “nuts and bolts” business development professional with proven success working with development, start-up, emerging and growth companies in a variety of industries; with added emphasis on capital acquisition strategies and business plan development.

Patrick Greene

Mr. Green is a Director and Chief Financial Officer of Endeavour Logistics Pty Ltd, Endeavour represents the transport arm of Roadships Holdings Inc in Australia. Mr. Greene also serves as Operations Manager of Adbax Truckside Management Pty Ltd.  Mr. Greene completed his discipline in the automotive and marine industries in 1988, he also taught automotive trade students at a technical college (TAFE) in the 90’s. He spent 20 years in his industry as an employee and business operator.  He is a Director and company Secretary of Nugent Engine Technologies Pty Ltd.

Board of Directors and Committees

Our Board of Directors presently consists of four members: Michael Nugent, Robert McClelland, Robert Smith and Patrick Greene.  Our Bylaws generally provide for majority approval of directors in order to adopt resolutions.  The Board of Directors may be expanded in the future.  All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors.  The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

On compensation matters, the Board considers and recommends payroll expenditures, salaries, stock options, stock incentive and bonus proposals for our employees.  Acting in its audit committee function, the Board reviews, with our independent accountants, our annual financial statements prior to publication, and reviews the work of, and approves non-audit services performed by, such independent accountants.  The Board appoints the independent public accountants for the ensuing year.  The Board also reviews the effectiveness of the financial and accounting functions and the organization, operation and management of our Company.

As of December 31, 2009, we did not have a director on our board that met the definition of “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-B. We are currently searching for a director that meets such requirements. We employ an outside firm to advise and consult management and the board on all matters relating to our financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules there under require our officers and directors, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.

Based on our reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, we believe that, during the last fiscal year, none of our directors or executive officers satisfied their Section 16(a) filing requirements.  Such persons are in the process, with the assistance of counsel, to file all required and missing reports.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

The board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, the board considers how a candidate could contribute to the Company's business and meet the needs of the Company and the board.

The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the Company to City Center, 525 North Tryon Street, Suite 1600, Charlotte, NC 28202. All candidate referrals are reviewed by at least one current board member.

Item 11. Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2009 and 2008, to our Chief Executive Officer, our Chief Financial Officer and our Corporate Secretary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Michael Nugent Chairman and CEO	2009	$0	$0	$0
	2008	0	0	0
Robert McClelland Director and Treasurer	2009	0	0	0
	2008	0	0	0
Robert Smith Director, President and Corporate Secretary	2009	850,000	0	850,000
	2008	0	0	0
Patrick Greene Director, Executive Vice President and Chief Financial Officer	2009	0	0	0
	2008	0	0	0

Narrative to Summary Compensation Table

Employment Agreements of Named Executive Officers

None of our named executive officers have a current employment agreement, however all have orally stated that they agree to continue to the best of their abilities their duties as set forth as executive officers for the next fiscal year.   The officers and directors intend to enter into compensation agreements with Roadships Holdings when the Company becomes cash positive.

Mr. Smith, our President, Corporate Secretary and Director, was awarded 5 million shares on October 1, 2009 as compensation for serving as our President.  We valued these shares at $0.17 (see Note 5) and recorded $850,000 of non-cash compensation expense.

Long-term Incentive Plans

We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End

None of our officers or directors have outstanding equity awards at year end.

Retirement Benefits

We do not have any material terms or plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not as of December 31, 2009 have any material terms , contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2008.

Director Compensation Table (2008)

Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity deferred comp. earnings	Non-qualified deferred comp. earnings	All other	Total

Michael Nugent	$-	$-	$-	$-	$-	$-	$-
Robert McClelland	-	-	-	-	-	-	-
Robert Smith	-	-	-	-	-	-	-
Patrick Greene	-	-	-	-	-	-	-

Our board of directors is comprised of Michael Nugent, Robert McClelland, Robert Smith and Patrick Greene who also serve as officers of the Company.  None of our directors has a compensation arrangement with the Companyu and have not been compensated since the company’s inception in 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as to the record ownership of our common stock by our (i) directors and executive officers, (ii) all of the officers and directors as a group and (iii) each person who owns more than 5% or more of our common stock.  The persons named in this table possess the sole voting and investment power with respect to the shares of common stock shown unless otherwise indicated. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. All ownership of securities is direct ownership unless otherwise indicated.

Name of beneficial owner	Address of beneficial owner	Amount and nature of beneficial ownership	% of class (1)
Michael Nugent	City Center, 525 North Tryon Street, Suite 1600,, Charlotte, NC, 28202	98,788,147	57.22%
Robert Smith	City Center, 525 North Tryon Street, Suite 1600,, Charlotte, NC, 28202	18,686,265	10.82%
All other officers and directors		10,065,189	5.83%

(1)	Applicable percentage owned is based on 159,947,771 shares outstanding at December 31, 2009.

(2)	Includes shares owned by legal entities controlled by our officers and directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For the twelve months ended December 31, 2009, certain beneficial shareholders paid expenses of $100,944, made cash contributions of $14,302 and forgave the balance owed at March 31, 2009 of $1,980.  These contributions are included as increases in Additional Paid in Capital.

Director Independence

During the year ended December 31, 2009, Michael Nugent, Robert McClelland, Robert Smith and Patrick Greene served as our directors.

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

We paid M&K, CPAS, PLLC and review fees of $7,150 for 2009.  We expect to incur approximately $12,000 in additional costs as a result of our 2009 year-end audit.

Tax Fees. We have not paid any money for tax related services.

All Other Fees.   We have not paid any money for audit related fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

Item 15. Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Roadships Holdings, Inc. filed as exhibit 3.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
3.2	Bylaws of Roadships Holdings, Inc. filed as exhibit 3.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
3.3	Articles of Incorporation of Roadships America, Inc. filed as exhibit 3.3 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
3.4	Bylaws of Roadships America, Inc. filed as exhibit 3.4 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
10.1	Plan of Exchange between Caddystats, Inc. and Roadships Holdings, Inc. filed as exhibit 10.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
10.2	Asset Purchase Agreement between Caddystats, Inc. and Gordon Dawson filed as exhibit 10.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
10.3
Mutual Settlement, Release of Debt, Covenant Not To Sue, Waiver, and Non-Disclosure Agreement between Corpsense Consulting and Caddystats, Inc. filed as exhibit 10.3 with our Form 8-K/A filed April 20,2009 and incorporated herein by reference filed as exhibit 10.3 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.

10.4
Mutual Settlement, Release of Debt, Covenant Not To Sue, Waiver, and Non-Disclosure Agreement between Gordon Dawson and Caddystats, Inc. filed as exhibit 10.4 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.

10.5	Lease Agreement with Regus filed as exhibit 10.5 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
16	Letter from Former Accountants Moore & Associates filed as exhibit 16 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
21.1	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. section 1350)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roadships Holdings, Inc.

Date: May 4, 2010	By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Michael Nugent
Michael Nugent	Date: May 4, 2010
Director

/s/ Robert McClelland
Robert McClelland	Date: May 4, 2010
Director

/s/ Robert Smith
Robert Smith	Date: May 4, 2010
Director

/s/ Patrick Greene
Patrick Greene	Date: May 4, 2010
Director