Form 10-Q
period 2010-03-31
ROADSHIPS HOLDINGS, INC.
filed 2010-05-17
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Yes   ☒ No ☐

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

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 17, 2010, was 172,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS

	Mar 31, 2010 (Unaudited)	Dec 31, 2009 (Audited)

ASSETS

Cash and equivalents	$-	$59
Total current assets	-	59

Property, plant and equipment, net of accumulated depreciation of $27,724 and $18,640 as of March 31, 2010 and December 31, 2009, respectively	95,387	104,470

TOTAL ASSETS	$95,387	$104,529

LIABILITIES

Notes and interest payable	$4,662	$13,000
Total current liabilities	4,662	13,000

TOTAL LIABILITIES	4,662	13,000

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value. 1 billion shares authorized. 172,633,430 outstanding at March 31, 2010 and December 31, 2009	172,633	172,633
Additional paid in capital	2,246,454	2,216,772
Development stage deficit	(2,328,362)	(2,297,876)

Total stockholders' equity	90,725	91,529

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,387	$104,529

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended 03/31/10 (Unaudited)	Three Months Ended 03/31/09 (Unaudited)	Inception (9/26/08) to 03/31/09 (Unaudited)

EXPENSES
General and administrative	$20,425	$15,805	$2,298,741
Depreciation	9,084	-	27,724
Total operating expenses	29,509	15,805	2,326,465

OTHER INCOME AND EXPENSES
Interest expense	275	-	329
Total other	275		329

Foreign exchange (gains) / losses	702	-	1,568

Net loss	$(30,486)	$(15,805)	$(2,328,362)

Net loss per common shares - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	172,633,430	53,750,000

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY / (DEFICIT)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	$53,750	$(53,750)	$-	$-

Net loss 9/26/08 to 12/31/08					(220)	(220)

Balances, 12/31/08		53,750,000	53,750	(53,750)	(220)	(220)

Shareholder forgiveness of debt				1,980		1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)		-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)		-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	108,073		108,074
Shares issued to President for services	10/01/09	5,000,000	5,000	845,000		850,000
Shares issued for services	11/19/09	7,675,500	7,676	1,296,078		1,303,752
Reduction of notes payable by related party				2,926		2,926
Contribution of equipment by related party				7,427		7,427
Payment of expenses by shareholders				115,246		115,246
						-
Net loss, year ended 12/31/09					(2,297,656)	(2,297,656)

Balance, 12/31/09		172,633,430	172,633	2,216,772	(2,297,876)	91,529

Payment of expenses by shareholders				28,095		28,095
Reduction of notes payable by related party				1,587		1,587
Net loss, three months ended 03/31/10					(30,486)	(30,486)
Balance, 03/31/10		172,633,430	$172,633	$2,246,454	$(2,328,362)	$90,725

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended 03/31/10 (Unaudited)	Three Months Ended 03/31/09 (Unaudited)	Inception (9/26/08) to 03/31/10 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(30,486)	$(15,805)	$(2,328,362)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,084	-	27,724
Non-cash compensation	-	-	2,153,750

Changes in operating assets and liabilities:
Interest payable	(54)	-	-

Net cash used in operating activities	(21,456)	(15,805)	(146,888)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	(7,400)	-	(7,400)
Payment of expenses by related parties	28,095	14,302	145,320

Net cash provided by financing activities	20,695	14,302	145,320

Effect of foreign exchange transactions	702		1,568

Net increase / (decrease) in cash and cash equivalents	(59)	(1,503)	-
Cash and cash equivalents, beginning of period	59	1,760	-
Cash and cash equivalents, end of period	-	257	-

SUPPLEMENTARY INFORMATION
Cash paid for interest	$329	$329	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES ON NON-CASH FINANCING TRANSACTIONS:
Acquisition of Endeavor Logistics Pty Ltd. for stock	$-	$-	$108,074
Forgiveness of shareholder loan	$-	$-	$1,980
Payments on leased assets	$1,785	$-	$1,785

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2010.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2009, as reported in Form 10-K filed with the SEC on May 6, 2010.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia operating in Australia.  We do not currently have any funds denominated in Australian Dollars on deposit in any Australian banks.  However, we intend to put operating funds into those companies before the end of 2010.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2010 as the effect of our potential common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued a new accounting standard relating to the hierarchy of Generally Accepted Accounting Principles. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

The Company has adopted a new accounting standard issued by the FASB related to fixed assets and impairments of fixed assets (“Topic 360”).   This topic requires us to review for impairment long-lived assets, such as property, plant, equipment, and acquired intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. We assess recoverability of assets to be held and used by comparing their carrying amount to the expected future undiscounted net cash flows they are expected to generate. If an asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or group of assets exceeds fair value.  We report long-lived assets meeting the criteria to be considered as held-for-sale at the lower of their carrying amount or fair value less anticipated disposal costs.

In May 2009, the FASB issued a new accounting standard relating to subsequent events (“Topic 855”).  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). Topic 855 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this standard in the current report on Form 10-Q.

Roadships does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3 – Going Concern

As of March 31, 2010, we have not begun our core operations in the short-sea and ground freight industries and have not yet acquired the assets to enter these markets and we will require additional capital to do so.  There is no guarantee that we will acquire the capital to procure the assets to enter these markets or, upon doing so, that we will generate positive cash flows from operations.  Roadships Holdings’ financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the three months ended March 31, 2010, certain beneficial shareholders paid expenses of $28,095, including payments on leased assets of $1,785.  These contributions are included as increases in Additional Paid in Capital.

Note 5 – Capital

At December 31, 2009, we had 172,633,430 common shares issued and outstanding from a total of 1 billion authorized.  During the three months ended March 31, 2010, we issued no additional shares.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010 (Unaudited)	December 31, 2009

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,913	11,913
Total fixed assets at cost	123,111	123,111
Less: accumulated depreciation	(27,724)	(18,641)
Net fixed assets	$95,387	$104,470

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

Results of Operations

As of March 31, 2010, the Company has not yet begun operations, has minimal assets and no revenues.  We have incurred general and administrative costs of $20,425 for the three months ended March 31, 2010, mostly due to public-company compliance costs (September 26, 2008 –inception- to March 31, 2010 general and administrative costs are $2,278,316).  We also incurred $9,084 in depreciation charges for the assets in our subsidiary, Endeavour Logistics (September 26, 2008 –inception- to March 31, 2010 general and administrative costs are $2,278,316).

We also incurred $275 of interest costs associated with notes payable.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses at December 31, 2009 that still exist as of March 31, 2010.

1.
As of March 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2010	Roadships Holdings, Inc
By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Robert Smith Robert Smith Corporate Secretary