Form 10-Q
period 2010-06-30
ROADSHIPS HOLDINGS, INC.
filed 2010-08-13
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 9, 2010, was 172,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2010 (Unaudited)	Dec 31, 2009 (Audited)

ASSETS

Cash and equivalents	$4,952	$59
Total current assets	-	59

Property, plant and equipment, net of accumulated depreciation of $36,661 and $18,640 as of June 30, 2010 and December 31, 2009, respectively	86,449	104,470

TOTAL ASSETS	$91,401	$104,529

LIABILITIES
Accounts payable and accrued expenses	$451	$-
Notes and interest payable	2,198	13,000
Total current liabilities	2,649	13,000

TOTAL LIABILITIES	2,649	13,000

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value. 1 billion shares authorized. 172,633,430 outstanding at June 30, 2010 and December 31, 2009	172,633	172,633
Additional paid in capital	2,265,575	2,216,772
Development stage deficit	(2,349,456)	(2,297,876)

Total stockholders' equity	88,752	91,529

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,401	$104,529

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009	Inception (9/26/08) to 06/30/10

REVENUES AND GROSS MARGIN
Revenues	$19,103	$-	$19,103	$-	$19,103
Cost of sales	16,215	-	16,215		16,215
Gross margin	2,888	-	2,888	-	2,888

EXPENSES
General and administrative	36,573	63,494	16,148	47,689	2,314,889
Depreciation	18,022	4,029	8,938	4,029	36,662
Total operating expenses	54,595	67,523	25,086	51,718	2,351,551

Operating income / (loss)	(51,707)	(67,523)	(22,198)	(51,718)	(2,348,663)

OTHER INCOME / (EXPENSE)
Interest expense	(417)	-	(142)	-	(471)
Total other	(417)	-	(142)	-	(471)

Foreign exchange gains / (losses)	544	-	1,246	-	(322)

Net loss	(51,580)	(67,523)	(21,094)	(51,718)	(2,349,456)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding	172,633,430	62,419,786	172,633,430	71,449,572

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	$53,750	$(53,750)	$-	$-

Net loss 9/26/08 to 12/31/08					(220)	(220)

Balances, 12/31/08		53,750,000	53,750	(53,750)	(220)	(220)

Shareholder forgiveness of debt				1,980		1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)		-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)		-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	108,073		108,074
Shares issued to President for services	10/01/09	5,000,000	5,000	845,000		850,000
Shares issued for services	11/19/09	7,675,500	7,676	1,296,078		1,303,752
Reduction of notes payable by related party				2,926		2,926
Contribution of equipment by related party				7,427		7,427
Payment of expenses by shareholders				115,246		115,246
						-
Net loss, year ended 12/31/09					(2,297,656)	(2,297,656)

Balance, 12/31/09		172,633,430	172,633	2,216,772	(2,297,876)	91,529

Payment of expenses by shareholders				44,910		44,910
Reduction of notes payable by related party				3,893		3,893
Net loss, six months ended 06/30/10					(51,580)	(51,580)
Balance, 06/30/10		172,633,430	$172,633	$2,265,575	$(2,349,456)	$88,752

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended 06/30/10 (Unaudited)	Six Months Ended 06/30/09 (Unaudited)	Inception (9/26/08) to 06/30/10 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(51,580)	$(67,523)	$(2,349,456)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,022	4,029	36,662
Non-cash compensation	-	32,000	2,153,750

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	397		451
Net cash used in operating activities	(33,161)	(31,494)	(158,593)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	(7,400)	-	(7,400)
Payment of expenses by related parties	44,910	29,951	162,135

Net cash provided by financing activities	37,510	29,951	162,135

Effect of foreign exchange transactions	544		1,410

Net increase / (decrease) in cash and cash equivalents	4,893	(1,543)	4,952
Cash and cash equivalents, beginning of period	59	1,760	-
Cash and cash equivalents, end of period	4,952	217	4,952

SUPPLEMENTARY INFORMATION
Cash paid for interest	$394	$-	$-
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES ON NON-CASH FINANCING TRANSACTIONS:
Acquisition of Endeavor Logistics Pty Ltd. for stock	$-	$173,834	$173,834
Forgiveness of shareholder loan	$-	$1,980	$1,980
Payments on leased assets	$3,893	$-	$3,893

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2010.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2009, as reported in Form 10-K filed with the SEC on May 6, 2010.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At June 30, 2010, we had $5,780 Australian Dollars ($4,952 US Dollars) deposited into Australian banks.  Traditionally, Australia and New Zealand were among the only developed countries which do not have deposit insurance.  However, on October 12, 2008, in response to the Economic Crisis of 2008, the Australian government announced that it would insure 100% of all deposits, regardless of size for a three-year period.  This guarantee expires October 12, 2011.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the six and three months ended June 30, 2010 as the effect of our potential common stock equivalents would be anti-dilutive.

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

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

Roadships does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3 – Going Concern

As of June 30, 2010, although we have entered into several de minimis sales transactions, we have not begun our core operations in the short-sea and ground freight industries and have not yet acquired the assets to enter these markets and we will require additional capital to do so.  There is no guarantee that we will acquire the capital to procure the assets to enter these markets or, upon doing so, that we will generate positive cash flows from operations.  Roadships Holdings’ financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the six months ended June 30, 2010, certain beneficial shareholders paid expenses of $48,803, including payments on leased assets of $3,893.  These contributions are included as increases in Additional Paid in Capital.

Note 5 – Capital

At December 31, 2009, we had 172,633,430 common shares issued and outstanding from a total of 1 billion authorized.  During the six months ended June 30, 2010, we issued no additional shares.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at June 30, 2010 and December 31, 2009 are as follows:

	06/30/10 (Unaudited)	12/31/09 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(36,661)	(18,641)
Net fixed assets	$86,449	$104,470

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

In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets in North America.  Roadships America, Inc, was established to develop and accommodate organic growth within the North American markets.

On May 25, 2009, we acquired Roadships Acquisitions Pty, Ltd. a corporation formed under the laws of Australia, which we expect to use to identify and act upon synergistic acquisition targets in Australia and the surrounding area.

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd., to establish to develop and accommodate organic growth within the Australia markets.  In May, 2010, we changed the name of Endeavour Logistics Pty Ltd to Roadships Freight Pty Ltd.

Results of Operations

As of June 30, 2010, the Company has not yet begun operations, has minimal assets and only minimal revenues.  We have incurred general and administrative costs of $36,573 for the six months ended June 30, 2010, mostly due to public-company compliance costs (September 26, 2008 –inception- to June 30, 2010 general and administrative costs are $2,314,889).  We also incurred $18,022 in depreciation charges for the assets in our subsidiary, Roadships Freight (September 26, 2008 –inception- to June 30, 2010 depreciation charges are $36,662).

We also incurred $417 of interest costs associated with notes payable ($471 from inception to June 30, 2010).

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

•	Obtain financing to acquire two short sea ships to provide a short sea link between Brisbane, Sydney and Melbourne, Australia.

•	Grow our trailer retrofitting business in our Australian subsidiary, Roadships Freight.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2010	Roadships Holdings, Inc
By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Robert Smith Robert Smith Corporate Secretary