Form 10-Q
period 2010-09-30
ROADSHIPS HOLDINGS, INC.
filed 2010-11-15
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 000-28015

ROADSHIPS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 North Tryon Street, City Center Suite 1600 Charlotte NC 28202 704-237-3194 www.roadships.us
(Address of principal executive offices)

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

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 15, 2010, was 172,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2010 (Unaudited)	Dec 31, 2009 (Audited)

ASSETS

Cash and equivalents	$77	$59
Total current assets	77	59

Property, plant and equipment, net of accumulated depreciation of $45,673 and $18,640 as of September 30, 2010 and December 31, 2009, respectively	77,437	104,470

TOTAL ASSETS	$77,514	$104,529

LIABILITIES
Notes and interest payable	$1,269	$13,000
Total current liabilities	1,269	13,000

TOTAL LIABILITIES	1,269	13,000

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value. 1 billion shares authorized. 172,633,430 outstanding at September 30, 2010 and December 31, 2009	172,633	172,633
Additional paid in capital	2,280,568	2,216,772
Development stage deficit	(2,376,956)	(2,297,876)

Total stockholders' equity	76,245	91,529

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,514	$104,529

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009	Inception (9/26/08) to 09/30/10

REVENUES AND GROSS MARGIN
Revenues	$19,103	$-	$-	$-	$19,103
Cost of sales	16,215	-	-		16,215
Gross margin	2,888	-	-	-	2,888

EXPENSES
General and administrative	55,080	130,988	18,507	76,504	2,333,396
Depreciation	27,042	11,155	9,020	7,126	45,682
Total operating expenses	82,122	142,143	27,527	83,630	2,379,078

Operating income / (loss)	(79,234)	(142,143)	(27,527)	(83,630)	(2,376,190)

OTHER INCOME / (EXPENSE)
Interest expense	(495)	-	(78)	-	(549)
Total other	(495)	-	(78)	-	(549)

Foreign exchange gains / (losses)	649	-	105	-	(217)

Net loss	(79,080)	(142,143)	(27,500)	(83,630)	(2,376,956)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding	172,633,430	95,536,195	172,633,430	159,947,430

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	$53,750	$(53,750)	$-	$-

Net loss 9/26/08 to 12/31/08					(220)	(220)

Balances, 12/31/08		53,750,000	53,750	(53,750)	(220)	(220)

Shareholder forgiveness of debt				1,980		1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)		-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)		-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	108,073		108,074
Shares issued to President for services	10/01/09	5,000,000	5,000	845,000		850,000
Shares issued for services	11/19/09	7,675,500	7,676	1,296,078		1,303,752
Reduction of notes payable by related party				2,926		2,926
Contribution of equipment by related party				7,427		7,427
Payment of expenses by shareholders				115,246		115,246
						-
Net loss, year ended 12/31/09					(2,297,656)	(2,297,656)

Balance, 12/31/09		172,633,430	172,633	2,216,772	(2,297,876)	91,529

Payment of expenses by shareholders				58,620		58,620
Reduction of notes payable by related party				5,176		5,176
Net loss					(79,080)	(79,080)
Balance, 09/30/10		172,633,430	$172,633	$2,280,568	$(2,376,956)	$76,245

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended 09/30/10 (Unaudited)	Nine Months Ended 09/30/09 (Unaudited)	Inception (9/26/08) to 09/30/10 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(79,080)	$(142,153)	$(2,376,956)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27,042	11,155	45,682
Non-cash compensation	-	32,000	2,153,750

Changes in operating assets and liabilities:
Prepaid expenses	-	(9,000)	-
Accounts payable and accrued expenses	187	-	241
Net cash used in operating activities	(51,851)	(107,998)	(177,283)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	(7,400)	-	(7,400)
Payment of expenses by related parties	58,620	106,344	175,845

Net cash provided by financing activities	51,220	106,344	175,845

Effect of foreign exchange transactions	649		1,515

Net increase / (decrease) in cash and cash equivalents	18	(1,654)	77
Cash and cash equivalents, beginning of period	59	1,760	-
Cash and cash equivalents, end of period	77	106	77

SUPPLEMENTARY INFORMATION
Cash paid for interest	$394	$-	$-
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES ON NON-CASH FINANCING TRANSACTIONS:
Acquisition of Endeavor Logistics Pty Ltd. for stock	$-	$173,834	$173,834
Forgiveness of shareholder loan	$-	$1,980	$1,980
Payments on leased assets	$5,176	$-	$5,176

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2010.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2009, as reported in Form 10-K filed with the SEC on May 6, 2010.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At September 30, 2010, we had $79 Australian Dollars ($77 US Dollars) deposited into Australian banks.  Traditionally, Australia and New Zealand were among the only developed countries which do not have deposit insurance.  However, on October 12, 2008, in response to the Economic Crisis of 2008, the Australian government announced that it would insure 100% of all deposits, regardless of size for a three-year period.  This guarantee expires October 12, 2011.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine and three months ended September 30, 2010 as the effect of our potential common stock equivalents would be anti-dilutive.

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

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 3 – Going Concern

As of September 30, 2010, although we have entered into several de minimis sales transactions, we have not begun our core operations in the short-sea and ground freight industries and have not yet acquired the assets to enter these markets and we will require additional capital to do so.  There is no guarantee that we will acquire the capital to procure the assets to enter these markets or, upon doing so, that we will generate positive cash flows from operations.  Roadships Holdings’ financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the nine months ended September 30, 2010, certain beneficial shareholders paid expenses of $63,796, including payments on leased assets of  $5,176.  These contributions are included as increases in Additional Paid in Capital.

Note 5 – Capital

At December 31, 2009, we had 172,633,430 common shares issued and outstanding from a total of 1 billion authorized.  During the nine months ended September 30, 2010, we issued no additional shares.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at September 30, 2010 and December 31, 2009 are as follows:

	09/30/10 (Unaudited)	12/31/09 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(45,673)	(18,640)
Net fixed assets	$77,437	$104,470

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

Results of Operations

As of September 30, 2010, the Company has not yet begun operations, has minimal assets and only minimal revenues.  We have incurred general and administrative costs of $55,080 for the nine months ended September 30, 2010, mostly due to public-company compliance costs (September 26, 2008 –inception- to September 30, 2010 general and administrative costs are $2,333,396).  We also incurred $27,042 in depreciation charges for the assets in our subsidiary, Roadships Freight (September 26, 2008 –inception- to September 30, 2010 depreciation charges are $45,682).

We also incurred $495 of interest costs associated with notes payable ($549 from inception toSeptember 30, 2010).

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 - REMOVED AND RESERVED

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

Date: November 15, 2010	Roadships Holdings, Inc
By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Robert Smith Robert Smith Corporate Secretary