Form 10-K
period 2010-12-31
ROADSHIPS HOLDINGS, INC.
filed 2011-05-16
CIK 1389067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 333-141907

ROADSHIPS HOLDINGS, INC.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.  The aggregate market value of 57,393,829 shares held by non-affiliates as of December 31, 2010 is $13,200,581, based on the most recent trade of our common stock on March 22, 2011.

State the number of shares outstanding of each of the registrant’s classes of common stock as of May 16, 2011: 182,633,430.

Documents Incorporated by reference: None.

ROADSHIPS HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2010

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

On February 25, 2009, the board of directors approved a 5:1 Forward Split of the corporation’s common stock. On June 15, 2009, the board of directors approved a 1.97576614:1 stock dividend issued to the shareholders of the Company’s  common stock.  All information in this Form 10-K has been adjusted to reflect the forward split as if it took place as of the earliest period reported.

As discussed in Note 6 to the financial statements, we attempted to acquire Reefco Logistics, Inc. (“Reefco”), a North Carolina corporation.   However, we were unable to consummate the transaction.  By mutual agreement, the acquisition was voided.

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

Risks Related to Our Business

Demand for our services is dependent on a number of factors beyond our control, which can negatively impact our operating results

Sales of our services are tied to a number of factors beyond our control, including:

•	Demand in the United States and Australia and elsewhere for products which are appropriate our future fleets and demand for our future customers’ products;

•	Local and international political and economic conditions and policies; and

•	Weather conditions.

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

There is no established public trading market for our stock so shares are difficult to sell

Since we merged with Caddystats, Inc. and changed our name to Roadships Holdings, Inc. , the OTCBB market has reported few trades of our common stock. No assurances can be given that the holders of our shares can sell them in secondary market transactions, or as to the prices at which such shares may be sold. Furthermore, because we do not raise equity capital in public equity markets, our cost of capital may be higher than our competitors and may make our financing of capital projects like vessel construction more costly and less competitive than our competition.

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

Management can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests

As of December 31, 2010, Michael Nugent, the Chairman of the Board of Directors and Chief Executive Officer of the Company, beneficially owned approximately 53.4% of our outstanding common stock.  As a result, Mr. Nugent controls all matters affecting the Company, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financing arrangements; and

•	the payment of dividends on our stock.

Moreover, officers and directors collectively own approximately 69% of the outstanding common stock of the Company.

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

There were no matters submitted to the shareholders during the fourth quarter of 2010.

PART II -     Other Information

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares are listed on the electronic OTC Markets, a regulated quotation service, under the symbol "RDSH."  During the twelve months ended December 31, 2010, our stock only traded twice, February 3, 2010: 1,000 shares at $2.00 and December 30, 2010: 16,000 shares at $0.25).  Subsequent to December 31, 2010, our stock witnessed four trades:

Date	Price	Volume	Value
01/24/11	$0.25	10,000	$2,500
01/26/11	$0.25	2,000	$500
01/28/11	$0.25	2,000	$500
03/22/11	$0.23	5,200	$1,196

At December 31, 2010, there were 182,633,430 shares of our common stock issued and outstanding.

Holders

As of December 31, 2010, we had approximately 600 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

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

On November 24, 2010, we issued 10,000,000 shares to a consultant for services.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $267,148 for the period from inception (September 26, 2008) to December 31, 2010, recurring losses,  and minimal working capital at December 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Roadships Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Roadships Holdings, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009, and the period from September 26, 2008 (inception) to December 31, 2010.   These consolidated  financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated  financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadships Holdings, Inc. and consolidated subsidiaries as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders' deficit and cash flows then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
Houston, Texas

www.mkacpas.com

May 15, 2011

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$427	$59
Total current assets	427	59

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $54,683 and $18,640 as of December 31, 2010 and 2009, respectively	68,427	104,470
TOTAL ASSETS	$68,854	$104,529

LIABILITIES
Accounts payable and accrued expenses	$7,335	$-
Capital lease obligation	1,224	5,547
Notes and interest payable	-	7,453
Total current liabilities	8,559	13,000

TOTAL LIABILITIES	8,559	13,000

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value. 1 billion shares authorized. 182,633,430 and 172,633,430 issued and outstanding at December 31, 2010 and 2009, respectively.	182,633	172,633
Additional paid in capital	4,058,452	2,216,772
Development stage deficit	(4,180,790)	(2,297,876)

TOTAL STOCKHOLDERS' EQUITY	60,295	91,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,854	$104,529

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Statements of Operations

	Year Ended Dec 31,
	2010	2009	Inception (9/26/08) to 12/31/10

REVENUES AND GROSS MARGIN
Revenues	$13,636	$-	$13,636
Cost of sales	16,215	-	16,215
Gross margin	(2,579)	-	(2,579)

EXPENSES
General and administrative	1,825,202	2,278,096	4,103,518
Costs related to abandoned acquisition	20,760	-	20,760
Depreciation	36,056	18,640	54,696
Total operating expenses	1,882,018	2,296,736	4,178,974

Operating income / (loss)	(1,884,597)	(2,296,736)	(4,181,553)

OTHER INCOME / (EXPENSE)
Interest expense	(530)	(54)	(584)
Total other	(530)	(54)	(584)

Foreign exchange gains / (losses)	2,213	(866)	1,347

Net loss	$(1,882,914)	$(2,297,656)	$(4,980,790)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding	181,644,419	113,950,290

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.  AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from Inception (September 26, 2008) to December 31, 2010

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage		Total Stockholder's Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	$53,750	$(53,750)	$		$-
Net loss 9/26/08 to 12/31/08						(220)	(220)
Balances, 12/31/08		53,750,000	53,750	(53,750)		(220)	(220)

Shareholder forgiveness of debt	04/01/09			1,980			1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)			-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)			-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	108,073			108,074
Shares issued to President for services	10/01/09	5,000,000	5,000	845,000			850,000
Shares issued for services	11/19/09	7,675,500	7,676	1,296,077			1,303,752
Reduction of notes payable by related party				2,926			2,926
Contribution of equipment by related party				7,427			7,427
Payment of expenses by shareholders				115,246			115,246
Net loss, year ended 12/31/09						(2,297,656)	(2,297,656)
Balance, 12/31/09		172,633,430	172,633	2,216,772		(2,297,876)	91,529

ROADSHIPS HOLDINGS, INC.  AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from Inception (September 26, 2008) to December 31, 2010
(Continued)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity / (Deficit)

Payment of expenses by shareholders				104,316		104,316
Cash contributions by shareholders				42,956		42,956
Stock issued for services	11/24/10	10,000,000	10,000	1,690,000		1,700,000
Interest and principal payments made by related party				4,408		4,408
						-
Net loss					(1,882,914)	(1,882,914)

Balance, 12/31/10		182,633,430	$182,633	$4,058,452	$(4,180,790)	$60,295

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
Statements of Cash Flows

	Year Ended December 31,
	2010	2009	Inception (9/26/08) to 12/31/10

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,882,914)	$(2,297,656)	$(4,180,790)
Depreciation	36,056	18,640	54,696
Non-cash compensation	1,700,000	2,153,750	3,853,750

Changes in operating assets and liabilities:	-
Accounts payable and accrued expenses	9,464	-	9,464
Capital lease obligation	(4,323)	-	(4,323)
Interest payable	-	54	54
Net cash used in operating activities	(141,717)	(125,212)	(267,148)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	42,956		42,956
Proceeds from notes payable	-	7,399	7,399
Principal payments on notes payable	(7,400)		(7,400)
Payment of expenses by related parties	104,316	115,246	221,541
Net cash provided by financing activities	139,872	122,645	264,496

Effect of foreign exchange transactions	2,213	866	3,079

Net increase/(decrease) in cash	368	(1,701)	427
Cash and equivalents - beginning of period	59	1,760	-
Cash and equivalents-end of period	$427	$59	$427

SUPPLEMENTARY INFORMATION
Cash paid for interest	54	-	54
Cash paid for income taxes	-		-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	$-	$108,074	$108,074
Forgiveness of shareholder loan	-	1,980	1,980
Payments on leased assets	4,408	2,926	7,334

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

As discussed in Note 6 to the financial statements, we attempted to acquire Reefco Logistics, Inc. (“Reefco”), a North Carolina corporation.  However, we were unable to consummate the transaction.  By mutual agreement, the acquisition was voided.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents.  The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.  There were no cash equivalents as of December 31, 2010 and 2009.

Property, Plant and Equipment

We record our property plant and equipment at historical cost.  The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset’s useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At December 31, 2010, we had $418 Australian Dollars ($426 US Dollars) deposited into Australian banks.  Traditionally, Australia and New Zealand were among the only developed countries which do not have deposit insurance.  However, on October 12, 2008, in response to the Economic Crisis of 2008, the Australian government announced that it would insure 100% of all deposits, regardless of size for a three-year period.  This guarantee expires October 12, 2011.

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

Capital Leases

We account for capital leases as defined in ASC 840-30 – Capital Leases.  On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd., (see Note 6).  Some of the assets of that Company were subject to certain capital lease obligations which we have recognized.  Our Chief Executive Officer, Micheal Nugent, has been making interest and principal payments this capital lease obligation.

For the years ended  December 31, 2010 and 2009, capital lease obligation payments were $4,408 and $2,926, respectively.  Unpaid capital lease obligations were $1,224 and $5,547 at December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

We adopted the Financial Accounting Standards Board’s (FASB) Accounting Codification Standard No. 820 (“ASC 820), Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;
Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At December 31, 2010, we had no assets or liabilities that are measured and recognized at fair value on a non-recurring basis:

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

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2010 and 2009.

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

In December 2007, the FASB revised the authoritative guidance for business combinations under Codification Topic 805, (“Topic 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree in a business combination. The guidance establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The guidance also expands the disclosure requirements related to the nature and financial impact of business combinations. We adopted this guidance as of January 1, 2009. We have applied this guidance to the business combinations that occurred during 2009 and 2010.

In June 2009, the FASB established the FASB Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance is effective for interim periods ending after September 15, 2009. We adopted this guidance for the period ended September 30, 2009, with no effect on our consolidated results of operations and financial condition for the twelve months ended December 31, 2010 and  2009.

In April 2009, the FASB revised the authoritative guidance for financial instruments. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009.

In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending December 31, 2010 and 2009.

Note 3 – Going Concern

As of December 31, 2010, we have not begun sustainable operations.  Moreover,  there is no guarantee that we will acquire the capital to procure additional producing assets that will generate positive cash flows from operations.  Roadships Holdings’ financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the twelve months ended December 31, 2009, certain beneficial shareholders paid expenses of $115,246, contributed equipment of $7,427  and forgave the balance owed at March 31, 2009 of $1,980.  These contributions are included as increases in Additional Paid in Capital.

For the twelve months ended December 31, 2010, certain beneficial shareholders paid expenses of $104,316, contributed cash of $42,956 and made interest and principal payments of $4,408 on certain debts.  These contributions are included in Additional Paid in Capital.

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

On November 24, 2010, we issued 10 million shares to a consultant in exchange for services.  We valued the shares at the price per share valued by an independent valuation expert ($0.17 per share) and charged general and administrative expenses with $1,700,000.

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

On December 30, 2010, we signed an agreement with Reefco Logistics, Inc. (“Reefco”) to acquire all of the issued and outstanding shares of Reefco, paying $20,760 as an initial payment.  However, subsequent to the signing of the agreement, our due diligence discovered problems with Reefco that would preclude our acquiring that company.  We therefore never took control of the company’s operations, and by mutual consent, the original agreement was voided.

Note 7 – Property, Plant and Equipment

At December 31, 2010 and 2009, property, plant and equipment were comprised of the following:

United States Dollars	December 31,
	2010	2009

Office furniture	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total property, plant and equipment	123,110	123,110
Less: accumulated depreciation	(54,683)	(18,640)
Total property, plant and equipment (net)	$68,427	$104,470

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

During the year ended December 31, 2010, Mr. Nugent contributed additional principal and interest against these liabilities of $4,408.  Unpaid principal at December 31, 2010 amounted to $1,224.

In addition to the assets acquired within Endeavour, in November and December of 2009, Mr. Nugent also contributed computers with an historical cost of $7,427.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2010	2009
Net operating loss carry-forward (Deferred tax asset)	111,194	36,065
Valuation allowance	(111,194)	(36,065)
Net future income taxes	-	-

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

Our tax loss carry-forward of $327,000  will begin to expire in 2022.

Note 9 – Capital Lease Obligation

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd., (see Note 6).  Some of the assets of that Company were subject to certain capital lease obligations which we have recognized.  Our Chief Executive Officer, Micheal Nugent, has been making interest and principal payments this capital lease obligation.

For the years ended  December 31, 2010 and 2009, capital lease obligation payments were $4,408 and $2,926, respectively.  Unpaid capital lease obligations were $1,224 and $5,547 at December 31, 2010 and 2009, respectively.

Note 10  – Subsequent Events

We have evaluated subsequent events through the date of this report.  There were no subsequent events noted.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of December 31, 2010, the directors and executive officers and their positions, are as follows:

Name	Age	Position
Michael Nugent	48	Chairman and CEO
Robert McClelland	57	Director and Treasurer
Robert Smith	49	Director, President and Corporate Secretary
Patrick Greene	44	Director, Executive Vice President and Chief Financial Officer

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

As of December 31, 2010, we did not have a director on our board that met the definition of “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-B. We are currently searching for a director that meets such requirements. We employ an outside firm to advise and consult management and the board on all matters relating to our financial statements.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Michael Nugent Chairman and CEO	2010	$0	$0	$0
	2009	0	0	0
Robert McClelland Director and Treasurer	2010	0	0	0
	2009	0	0	0
Robert Smith Director, President and Corporate Secretary	2010	0	0	0
	2009	850,000	0	850,000
Patrick Greene Director, Executive Vice President and Chief Financial Officer	2010	0	0	0
	2009	0	0	0

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

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not as of December 31, 2010 have any material terms , contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2010.

Director Compensation Table (2010)

Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity deferred comp. earnings	Non-qualified deferred comp. earnings	All other	Total

Michael Nugent	$-	$-	$-	$-	$-	$-	$-
Robert McClelland	-	-	-	-	-	-	-
Robert Smith	-	-	-	-	-	-	-
Patrick Greene	-	-	-	-	-	-	-

Our board of directors is comprised of Michael Nugent, Robert McClelland, Robert Smith and Patrick Greene who also serve as officers of the Company.  None of our directors has a compensation arrangement with the Company and have not been compensated since the company’s inception in 2009.

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

Name of beneficial owner	Address of beneficial owner	Amount and nature of beneficial ownership	% of class (1)
Michael Nugent	City Center, 525 North Tryon Street, Suite 1600,, Charlotte, NC, 28202	98,788,147	54.09%
Robert Smith	City Center, 525 North Tryon Street, Suite 1600,, Charlotte, NC, 28202	18,686,265	10.23%
All other officers and directors		10,065,189	5.51%

(1)	Applicable percentage owned is based on 182,633,430 shares outstanding at December 31, 2010.

(2)	Includes shares owned by legal entities controlled by our officers and directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For the twelve months ended December 31, 2009, certain beneficial shareholders paid expenses of $100,944, made cash contributions of $42,956 and forgave the balance owed at March 31, 2009 of $1,980.  These contributions are included as increases in Additional Paid in Capital.

For the twelve months ended December 31, 2010, certain beneficial shareholders paid expenses of $104,316, contributed cash of $42,956 and made interest and principal payments of $4,408 on certain debts.  These contributions are included in Additional Paid in Capital.

Director Independence

During the year ended December 31, 2010, Michael Nugent, Robert McClelland, Robert Smith and Patrick Greene served as our directors.

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

We paid M&K, CPAS, PLLC for audit and review fees of $10,000 for 2010.

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

Roadships Holdings, Inc.
Date: May 16, 2011	By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Michael Nugent
Michael Nugent	Date: May 16, 2011
Chairman and Chief Executive OFficer

/s/ Robert McClelland
Robert McClelland	Date: May 16, 2011
Director and Treasurer

/s/ Robert Smith
Robert Smith	Date: May 16, 2011
Director and President

/s/ Patrick Greene
Patrick Greene	Date: May 16, 2011
Director, Executive Vice President and Chief Financial Officer