Form 10-Q
period 2011-03-31
ROADSHIPS HOLDINGS, INC.
filed 2011-05-20
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 19,  2011, was 187,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	03/31/11 (Unaudited)	12/31/10 (Audited)

ASSETS

Current assets:
Cash	$1	$427
Total current assets	1	427

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $63,694 and $54,683 as of March 31, 2011 and December 31, 2010, respectively	59,416	68,427
Prepaid acquisition costs	1,250,000	-
TOTAL ASSETS	$1,309,417	$68,854

LIABILITIES
Accounts payable and accrued expenses	$26,840	$7,335
Capital lease obligation	-	1,224
Total current liabilities	26,840	8,559

TOTAL LIABILITIES	26,840	8,559

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value. 1 billion shares authorized. 187,633,430 and 182,633,430 issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	187,633	182,633
Additional paid in capital	5,312,688	4,058,452
Development stage deficit	(4,217,744)	(4,180,790)

TOTAL STOCKHOLDERS' EQUITY	1,282,577	60,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,309,417	$68,854

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,		Inception (9/26/08) to
	2011	2010	03/31/11

REVENUES AND GROSS MARGIN
Revenues	$-	$-	$13,636
Cost of sales	-	-	16,215
Gross margin	-	-	(2,579)

EXPENSES
General and administrative	27,920	20,425	4,131,438
Costs related to abandoned acquisition	-	-	20,760
Depreciation	9,014	9,084	63,710
Total operating expenses	36,934	29,509	4,215,908

Operating income / (loss)	(36,934)	(29,509)	(4,218,487)

OTHER INCOME / (EXPENSE)
Interest expense	(33)	(275)	(617)
Total other	(33)	(275)	(617)

Foreign exchange gains / (losses)	13	(702)	1,360

Net loss	$(36,954)	$(30,486)	$(4,217,744)

Net loss per common share - basic and diluted	-	-

Weighted average shares outstanding	186,244,541	172,633,430

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	$53,750	$(53,750)	$-	$-
Net loss 9/26/08 to 12/31/08					(220)	(220)
Balances, 12/31/08		53,750,000	53,750	(53,750)	(220)	(220)

Shareholder forgiveness of debt	04/01/09			1,980		1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)		-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)		-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	108,073		108,074
Shares issued to President for services	10/01/09	5,000,000	5,000	845,000		850,000
Shares issued for services	11/19/09	7,675,500	7,676	1,296,077		1,303,752
Reduction of notes payable by related party				2,926		2,926
Contribution of equipment by related party				7,427		7,427
Payment of expenses by shareholders				115,246		115,246
Net loss, year ended 12/31/09					(2,297,656)	(2,297,656)
Balance, 12/31/09		172,633,430	172,633	2,216,772	(2,297,876)	91,529

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)
(Continued)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity / (Deficit)

Payment of expenses by shareholders				104,316		104,316
Cash contributions by shareholders				42,956		42,956
Stock based compensation	11/24/10	10,000,000	10,000	1,690,000		1,700,000
Interest and principal payments made by related party				4,408		4,408
						-
Net loss					(1,882,914)	(1,882,914)
Balance, 12/31/10		182,633,430	182,633	4,058,452	(4,180,790)	60,295

Shares issued as deposit for acquisition	01/25/11	5,000,000	5,000	1,245,000		1,250,000
Expenses paid by affiliates				8,000		8,000
Interest and principal payments made by related party				1,236		1,236
Net loss					(36,954)	(36,954)
Balance, 03/31/11		187,633,430	$187,633	$5,312,688	$(4,217,744)	$1,282,577

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
	2011	2010	Inception (9/26/08) to 03/31/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(36,954)	$(30,486)	$(4,217,744)
Depreciation	9,014	9,084	63,710
Non-cash compensation	-	-	3,853,750

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	19,501	-	28,966
Capital lease obligation	(1,236)	-	(5,559)
Interest payable	-	(54)	54
Net cash used in operating activities	(9,675)	(21,456)	(276,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	-	-	42,956
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	-	(7,400)	(7,400)
Payment of expenses by related parties	9,236	28,095	230,776
Net cash provided by financing activities	9,236	20,695	273,732

Effect of foreign exchange transactions	13	702	3,092

Net increase/(decrease) in cash	(426)	(59)	1
Cash and equivalents - beginning of period	427	59	-
Cash and equivalents - end of period	$1	$-	$1

SUPPLEMENTARY INFORMATION
Cash paid for interest	-	329	329
Cash paid for income taxes	-		-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	-	108,074	108,074
Forgiveness of shareholder loan	-	1,980	1,980
Deposit on acquisition paid in stock	1,250,000	-	1,250,000

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2011.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2010, as reported in Form 10-K filed with the SEC on May 16, 2011.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At March 31, 2011, we had virtually no Australian Dollars deposited into Australian banks.  Traditionally, Australia and New Zealand were among the only developed countries which do not have deposit insurance.  However, on October 12, 2008, in response to the Economic Crisis of 2008, the Australian government announced that it would insure 100% of all deposits, regardless of size for a three-year period.  This guarantee expires October 12, 2011.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine and three months ended March 31, 2011 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the three months ended March 31, 2011, certain beneficial shareholders paid expenses of $9,236, including payments on leased assets of $1,236.  These contributions are included as increases in Additional Paid in Capital.

Note 5 – Capital

At December 31, 2010, we had 182,633,430 common shares issued and outstanding from a total of 1 billion authorized.

On January 25, 2011, we issued 5 million shares to the owner of Royans Brisbane Pty Ltd. in Brisbane Australia with whom we are in negotiations to acquire.  We valued the shares at the closing price on the issuance date ($0.25 per share) and charged Prepaid Acquisition Cost with $1,250,000.  If we acquire Royans, the balance in that account will become part of the consideration in that acquisition.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at March 31, 2011 and December 31, 2010 are as follows:

	03/31/11 (Unaudited)	12/31/10 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(63,694)	(54,683)
Net fixed assets	$59,416	$68,427

Note 7 – Capital Lease

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd..  Some of the assets of that Company were subject to certain capital lease obligations which we have recognized.  Our Chief Executive Officer, Micheal Nugent, has been making interest and principal payments this capital lease obligation.

For the three months ended  March 31, 2011, capital lease obligation payments were $1,236. As of March 31, 2011, these capital lease obligations were retired.

Note 8 – Subsequent Events

We have evaluated subsequent events through the date of this report.  No subsequent events have been noted.

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

Results of Operations

As of March 31, 2011, the Company has not yet begun operations and has only minimal assets.  We have incurred general and administrative costs of $27,920 for the three months ended March 31, 2011, mostly due to Exchange Act compliance costs (September 26, 2008 –inception- to March 31, 2011 general and administrative costs are $4,131,438).  We also incurred $9,014 in depreciation charges for the assets in our subsidiary, Roadships Freight (September 26, 2008 –inception- to March 31, 2011 depreciation charges are $63,710).

We also incurred $33 of interest costs associated with notes payable ($617 from inception to March 31, 2011).

Three Months Ended March 31, 2011 versus 2010

We had general and administrative expenses of $27,920 for the three months ended March 31, 2011 versus $20,425 for the same period in 2010 or a 37% increase.  The increase is due to activities related to acquisitions we were negotiating during 2011.

Depreciation is virtually unchanged for the three months ended March 31, 2011 versus the same period in 2010 (the change representing a 1% decrease).  No assets have been added nor retired during the three months ended March 31, 2011.

Interest expense decreased from $275 to $33 for the three months ended March 31, 2010 versus 2011, respectively.  The decrease is a result of reduction of debt.

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

•	Obtain sufficient financing to acquire Royans Brisbane Pty Ltd. In Brisbane Australia.

•	Obtain financing to acquire two short sea ships to provide a short sea link between Brisbane, Sydney and Melbourne, Australia.

•	Grow our trailer retrofitting business in our Australian subsidiary, Roadships Freight.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2011	Roadships Holdings, Inc
By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Robert Smith Robert Smith President and Corporate Secretary