Form 10-Q
period 2011-06-30
ROADSHIPS HOLDINGS, INC.
filed 2011-08-15
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 8, 2011, was 187,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	06/30/11 (Unaudited)	12/31/10 (Audited)

ASSETS

Current assets:
Cash	$33	$427
Total current assets	33	427

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $72,704 and $54,683 as of June 30, 2011 and December 31, 2010, respectively	50,406	68,427
Prepaid acquisition costs	1,250,000	-
TOTAL ASSETS	$1,300,439	$68,854

LIABILITIES
Accounts payable and accrued expenses	$27,020	$7,335
Capital lease obligation	-	1,224
Total current liabilities	27,020	8,559

TOTAL LIABILITIES	27,020	8,559

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value. 1 billion shares authorized. 187,633,430 and 182,633,430 issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	187,633	182,633
Additional paid in capital	5,343,501	4,058,452
Development stage deficit	(4,257,715)	(4,180,790)

TOTAL STOCKHOLDERS' EQUITY	1,273,419	60,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,300,439	$68,854

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	Inception (9/26/08) to 06/30/11

REVENUES AND GROSS MARGIN
Revenues	$-	$19,103	$-	$19,103	$13,636
Cost of sales	-	16,215	-	16,215	16,215
Gross margin	-	2,888	-	2,888	(2,579)

EXPENSES
General and administrative	58,887	36,573	30,967	16,148	4,162,405
Costs related to abandoned acquisition	-	-	-	-	20,760
Depreciation	18,028	18,022	9,014	8,938	72,724
Total operating expenses	76,915	54,595	39,981	25,086	4,255,889

Operating income / (loss)	(76,915)	(51,707)	(39,981)	(22,198)	(4,258,468)

OTHER INCOME / (EXPENSE)
Interest expense	(33)	(417)	-	(142)	(617)
Total other	(33)	(417)	-	(142)	(617)

Foreign exchange gains / (losses)	23	544	10	1,246	1,370

Net loss	$(76,925)	$(51,580)	$(39,971)	$(21,094)	$(4,257,715)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding	186,942,822	172,633,430	187,633,430	172,633,430

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity/(Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	$53,750	$(53,750)	$-	$-
Net loss 9/26/08 to 12/31/08					(220)	(220)
Balances, 12/31/08		53,750,000	53,750	(53,750)	(220)	(220)

Shareholder forgiveness of debt	04/01/09			1,980		1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)		-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)		-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	108,073		108,074
Shares issued to President for services	10/01/09	5,000,000	5,000	845,000		850,000
Shares issued for services	11/19/09	7,675,500	7,676	1,296,077		1,303,752
Reduction of notes payable by related party				2,926		2,926
Contribution of equipment by related party				7,427		7,427
Payment of expenses by shareholders				115,246		115,246
Net loss, year ended 12/31/09					(2,297,656)	(2,297,656)
Balance, 12/31/09		172,633,430	172,633	2,216,772	(2,297,876)	91.529

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)
(Continued)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During The Development Stage	Total Stockholders' Equity/(Deficit

Payment of expenses by shareholders				104,316		104.316
Cash contributions by shareholders				42,956		42.956
Stock based compensation	11/24/10	10,000,000	10,000	1,690,000		1.700.000
Interest and principal payments made by related party				4,408		4.408
						-
Net loss					(1,882,914)	(1,882,914)
Balance, 12/31/10		182,633,430	182,633	4,058,452	(4,180,790)	60,295

Shares issued as deposit for acquisition	01/25/11	5,000,000	5,000	1,245,000		1,250,000
Expenses paid by affiliates				38,500		38,500
Cash contributed by related party				313		313
Interest and principal payments made by related party				1,236		1,236
Net loss					(76,925)	(76,926)
Balance, 06/30/11		187,633,430	$187,633	$5,343,501	$(4,257,715)	$1,273,419

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Inception (9/26/08)
	2011	2010	to 06/60/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(76,925)	$(51,580)	$(4,257,715)
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation	18,028	18,022	72,724
Non-cash compensation	-	-	3,853,750

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	19,677	397	29,142
Capital lease obligation	(1,236)	-	(5,559)
Interest payable	-	-	54
Net cash used in operating activities	(40,456)	(33,161)	(307,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	313	-	43,269
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	-	(7,400)	(7,400)
Payment of expenses by related parties	39,736	44,910	261,276
Net cash provided by financing activities	40,049	37,510	304,545

Effect of foreign exchange transactions	13	544	3,092

Net increase/(decrease) in cash	(394)	4,893	33
Cash and equivalents - beginning of period	427	59	-
Cash and equivalents - end of period	$33	$4,952	$33

SUPPLEMENTARY INFORMATION
Cash paid for interest	-	394	362
Cash paid for income taxes	-		-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	-	-	108,074
Forgiveness of shareholder loan	-	-	1,980
Payments on leased assets	1,236	3,893	8,570
Deposit on acquisition paid in stock	1,250,000	-	1,250,000

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

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

We have formed several domestic and foreign subsidiaries to facilitate our entry into these markets.

In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets in North America.  Roadships America, Inc, was established to develop and accommodate organic growth within the North America markets.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2011.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2010, as reported in Form 10-Kfiled with the SEC on May 16, 2011.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At June 30, 2011, we had virtually noAustralian Dollarsdeposited into Australian banks.  Traditionally, Australia and New Zealand were among the only developed countries which do not have deposit insurance.  However, on October 12, 2008, in response to the Economic Crisis of 2008, the Australian government announced that it would insure 100% of all deposits, regardless of size for a three-year period.  This guarantee expires October 12, 2011.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine and six months ended June 30, 2011 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the six months ended June 30, 2011, certain beneficial shareholders paid expenses of $39,736, including payments on leased assets of $1,236 and contributed cash of $313.  These contributions are included as increases in Additional Paid in Capital.

Note 5 – Capital

At December 31, 2010, we had 182,633,430 common shares issued and outstanding from a total of 1 billion authorized.

On January 25, 2011, we issued 5 million shares to the owner of Royans Brisbane Pty Ltd. in Brisbane Australia with whom, as o the date of this filing, we are in negotiations to acquire.  We valued the shares at the closing price on the issuance date ($0.25 per share) and charged Prepaid Acquisition Cost with $1,250,000.  If we acquire Royans, the balance in that account will become part of the consideration in that acquisition.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at June 30, 2011 and December 31, 2010 are as follows:

	06/30/11 (Unaudited)	12/31/10 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(72,704)	(54,683)
Net fixed assets	$50,406	$68,427

Note 7 – Capital Lease

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd..  Some of the assets of that Company were subject to certain capital lease obligations which we have recognized.  Our Chief Executive Officer, Micheal Nugent, has been making interest and principal payments this capital lease obligation.

For the six months ended June 30, 2011, capital lease obligation payments were $1,236. As of March 31, 2011, these capital lease obligations were retired.

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

Results of Operations

As of June 30, 2011, the Company has not yet begun operations and has only minimal assets.  We have incurred general and administrative costs of $58,887 for thesix months ended June 30, 2011, mostly due to Exchange Act compliance costs (September 26, 2008 –inception- to June 30, 2011 general and administrative costs are $4,162,405).  We also incurred $18,028 in depreciation charges for the assets in our subsidiary, Roadships Freight (September 26, 2008 –inception- to June 30, 2011depreciation charges are $72,724).

We also incurred $33 of interest costs associated with notes payable ($617 from inception toJune 30, 2011).

Six Months Ended June 30, 2011 versus 2010

We had general and administrative expenses of $58,887 for the six months ended June 30, 2011 versus $36,573 for the same period in 2010 or a 61% increase.  The increase is due to activities related to acquisitions we are negotiating during 2011.

Depreciation is virtually unchanged for the six months ended June 30, 2011 versus the same period in 2010.  No assets have been added nor retired during the six months ended June 30, 2011.

Interest expense decreased from $417 to $33 for the six months ended June 30, 2010 versus 2011, respectively.  The decrease is a result of reduction of debt.

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

Plan of Operation

Over the next twelve months, we plan to:

•	Obtain sufficient financing to acquire Royans Brisbane Pty Ltd. In Brisbane Australia.

•	Obtain financing to acquire two short sea ships to provide a short sea link betweenBrisbane, Sydney and Melbourne, Australia.

•	Grow our trailer retrofitting business in our Australian subsidiary, Roadships Freight.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the threemonths ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2011	Roadships Holdings, Inc

By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Robert Smith Robert Smith President and Corporate Secretary