Form 10-Q/A
period 2011-06-30
ROADSHIPS HOLDINGS, INC.
filed 2011-09-14
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amended Form 10-Q is being filed to comply with XBRL requirement.

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as filed June 5, 2007 (included as Exhibit 3.1 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2011	Roadships Holdings, Inc

By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Robert Smith Robert Smith President and Corporate Secretary