Form 10-Q
period 2011-09-30
ROADSHIPS HOLDINGS, INC.
filed 2011-11-10
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 000-28015

ROADSHIPS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

284 W. Millbrook Road, Raleigh, North Carolina 27609
(Address of principal executive offices)

919-264-2665
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

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 3,  2011, was 187,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	09/30/11 (Unaudited)	12/31/10 (Audited)

ASSETS

Current assets:
Cash	$51	$427
Prepaid expenses	4,008	-
Total current assets	4,059	427

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $81,716 and $54,683 as of September 30, 2011 and December 31, 2010, respectively	41,394	68,427
Prepaid acquisition costs	1,250,000	-
TOTAL ASSETS	$1,295,453	$68,854

LIABILITIES
Accounts payable and accrued expenses	$22,020	$7,335
Capital lease obligation	-	1,224
Total current liabilities	22,020	8,559

TOTAL LIABILITIES	22,020	8,559

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value. 1 billion shares authorized. 187,633,430 and 182,633,430 issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	187,633	182,633
Additional paid in capital	5,384,328	4,058,452
Development stage deficit	(4,298,528)	(4,180,790)

TOTAL STOCKHOLDERS' EQUITY	1,273,433	60,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,295,453	$68,854

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended Sep 30,		Three Months Ended Sep 30,		Inception
	2011	2010	2011	2010	(9/26/08) to 09/30/11

REVENUES AND GROSS MARGIN
Revenues	$-	$19,103	$-	$-	$13,636
Cost of sales	-	16,215	-	-	16,215
Gross margin	-	2,888	-	-	(2,579)

EXPENSES
General and administrative	90,511	55,080	31,624	18,507	4,194,029
Costs related to abandoned acquisition	-	-	-	-	20,760
Depreciation	27,042	27,042	9,014	9,020	81,738
Total operating expenses	117,553	82,122	40,638	27,527	4,296,527

Operating income / (loss)	(117,553)	(79,234)	(40,638)	(27,527)	(4,299,106)

OTHER INCOME / (EXPENSE)
Interest expense	(33)	(495)	-	(78)	(617)
Total other	(33)	(495)	-	(78)	(617)

Foreign exchange gains / (losses)	(152)	649	(175)	105	1,195

Net loss	$(117,738)	$(79,080)	$(40,813)	$(27,500)	$(4,298,528)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding	187,175,555	172,633,430	187,633,430	172,633,430

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

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)
(Continued)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity / (Deficit)

Payment of expenses by shareholders				104,316		104,316
Cash contributions by shareholders				42,956		42,956
Stock based compensation	11/24/10	10,000,000	10,000	1,690,000		1,700,000
Interest and principal payments made by related party				4,408		4,408
						-
Net loss					(1,882,914)	(1,882,914)
Balance, 12/31/10		182,633,430	182,633	4,058,452	(4,180,790)	60,295

Shares issued as deposit for acquisition	01/25/11	5,000,000	5,000	1,245,000		1,250,000
Expenses paid by affiliates				64,390		64,390
Cash contributed by related party				15,250		15,250
Interest and principal payments made by related party				1,236		1,236
Net loss (unaudited)					(117,738)	(117,738)
Balance, 09/30/11		187,633,430	$187,633	$5,384,328	$(4,298,528)	$1,273,433

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sep 30,		Inception
	2011	2010	(9/26/08) to 09/30/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(117,738)	$(79,080)	$(4,298,528)
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation	27,040	27,042	81,736
Non-cash compensation	-	-	3,853,750

Changes in operating assets and liabilities:
Prepaid expenses	(4,008)	-	(4,008)
Accounts payable and accrued expenses	14,677	187	24,142
Capital lease obligation	(1,236)	-	(5,559)
Interest payable	-	-	54
Net cash used in operating activities	(81,265)	(51,851)	(348,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	15,250	-	58,206
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	-	(7,400)	(7,400)
Payment of expenses by related parties	65,626	58,620	287,166
Net cash provided by financing activities	80,876	51,220	345,372

Effect of foreign exchange transactions	13	649	3,092

Net increase/(decrease) in cash	(376)	18	51
Cash and equivalents - beginning of period	427	59	-
Cash and equivalents - end of period	$51	$77	$51

SUPPLEMENTARY INFORMATION
Cash paid for interest	-	394	362
Cash paid for income taxes	-		-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	-	-	108,074
Forgiveness of shareholder loan	-	-	1,980
Payments on leased assets	1,236	5,176	8,570
Deposit on acquisition paid in stock	1,250,000	-	1,250,000

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2011.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2010, as reported in Form 10-K filed with the SEC on May 16, 2011.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At September 30, 2011, we had virtually no Australian Dollars deposited into Australian banks.  Traditionally, Australia and New Zealand were among the only developed countries which do not have deposit insurance.  However, on October 12, 2008, in response to the Economic Crisis of 2008, the Australian government announced that it would insure 100% of all deposits, regardless of size for a three-year period.  This guarantee expires October 12, 2011.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine and three months ended September 30, 2011 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the nine months ended September 30, 2011, certain beneficial shareholders paid expenses of $65,626 including payments on leased assets of $1,236 and contributed cash of $15,250.  These contributions are included as increases in Additional Paid in Capital.

Note 5 – Capital

At December 31, 2010, we had 182,633,430 common shares issued and outstanding from a total of 1 billion authorized.

On January 25, 2011, we issued 5 million shares to the owner of Royans Brisbane Pty Ltd. in Brisbane Australia with whom, as of the date of this filing, we are in negotiations to acquire.  We valued the shares at the closing price on the issuance date ($0.25 per share) and charged Prepaid Acquisition Cost with $1,250,000.  If we acquire Royans, the balance in that account will become part of the consideration in that acquisition.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at September 30, 2011 and December 31, 2010 are as follows:

	09/30/11 (Unaudited)	12/31/10 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(81,716)	(54,683)
Net fixed assets	$41,394	$68,427

Note 7 – Capital Lease

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd..  Some of the assets of that Company were subject to certain capital lease obligations which we have recognized.  Our Chief Executive Officer, Micheal Nugent, has been making interest and principal payments this capital lease obligation.

For the nine months ended September 30, 2011, capital lease obligation payments were $1,236. As of March 31, 2011, these capital lease obligations were retired.

Note 8 – Subsequent Events

On October 28, 2011, the board of directors accepted the resignation of Mr. Robert Smith from all offices of the Company held by him, effective immediately.

We have evaluated subsequent events through the date of this report.

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

Results of Operations

As of September 30, 2011, the Company has not yet begun operations and has only minimal assets.  We incurred general and administrative costs of $90,511 for the nine months ended September 30, 2011, mostly due to Exchange Act compliance costs (September 26, 2008 –inception- to September 30, 2011 general and administrative costs are $4,194,29).  We also incurred $27,042 in depreciation charges for the assets in our subsidiary, Roadships Freight (September 26, 2008 –inception- to September 30, 2011 depreciation charges are $81,738).

We also incurred $33 of interest costs associated with notes payable ($617 from inception to September 30, 2011).

Nine Months Ended September 30, 2011 versus 2010

We had general and administrative expenses of $90,511 for the nine months ended September 30, 2011 versus $55,080 for the same period in 2010 or a 64% increase.  The increase is due to activities related to acquisitions we have been negotiating during 2011.

Depreciation is virtually unchanged for the nine months ended September 30, 2011 versus the same period in 2010.  No assets have been added nor retired during the nine months ended September 30, 2011.

Interest expense decreased from $495 to $33 for the nine months ended September 30, 2010 versus 2011, respectively.  The decrease is a result of reduction of debt.

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

Based upon the evaluation of our sole officer and director of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2011	Roadships Holdings, Inc
By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer