Form 10-K
period 2011-12-31
ROADSHIPS HOLDINGS, INC.
filed 2012-04-16
CIK 1389067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 333-141907

ROADSHIPS HOLDINGS, INC.
 (Name of Small Business Issuer in Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-5034780 (Employer Identification No.)
284 W. Millbrook Road, Raleigh, NC, 27609 (Address of principal executive offices, including zip code.)
919-264-2665 (Registrant's telephone number, including area code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.  The aggregate market value of 43,629,154 shares held by non-affiliates as of June 30, 2011 is $32,721,866, based on the closing price of our stock on June 30, 2011.

State the number of shares outstanding of each of the registrant’s classes of common stock as of April 10, 2012: 187,633,430.

Documents Incorporated by reference: None.

ROADSHIPS HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2011

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

Management can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests

As of December 31, 2011, Michael Nugent, the Chairman of the Board of Directors and Chief Executive Officer of the Company, beneficially owned approximately 63.6% of our outstanding common stock.  As a result, Mr. Nugent controls all matters affecting the Company, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financing arrangements; and

•	the payment of dividends on our stock.

Moreover, officers and directors collectively own approximately 57.5% of the outstanding common stock of the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our administrative offices are located at 284 W. Millbrook Road, Raleigh, North Carolina 27609.  We lease approximately 800 square feet and are obligated until September 15, 2014.  We pay $1,000 per month in lease payments.

Item 3. Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 4. Mine Safety Disclosures

Not applicable.

PART II -     Other Information

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares are listed on the electronic OTC Markets, a regulated quotation service, under the symbol "RDSH."  During the twelve months ended December 31, 2010, our stock only traded ten times.  Data regarding for the high and low trading prices for the two years ended December 31, 2011 is summarized in the following table:

Quarter Ended	High	Low

Dec 31, 2011	$0.75	$0.01
Sep 30, 2011	0.75	0.75
Jun 30, 2011	1.01	0.23
Mar 31, 2011	0.25	0.23

Dec 31, 2010	$2.00	$0.25
Sep 30, 2010	2.00	2.00
Jun 30, 2010	2.00	2.00
Mar 31, 2010	2.00	2.00

At December 31, 2011, there were 187,633,430 shares of our common stock issued and outstanding.

Holders

As of December 31, 2011, we had approximately 595 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

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

On January 10, 2011, we issued 5 million shares as a down payment on an acquisition in Brisbane, Queensland, Australia.  We valued these shares at the closing price on the grant date and initially recorded a “Prepaid Acquisition Cost” of $1,250,000.  Management regards the likelihood of consummating this acquisition within the next twelve months as unlikely.  We have therefore reserved this amount and have charged “Costs Related to Abandoned Acquisition” with the full $1,250,000.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $375,233 for the period from inception (September 26, 2008) to December 31, 2011, recurring losses, and minimal working capital at December 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Results of Operations – Comparison of Years Ended December 31, 2011 Versus 2010

Revenues

Revenues were nil for the year ended December 31, 2011 versus 2010.  Although we attempted several acquisitions during 2011 to augment revenues sources, none was successful.  Revenues were $13,636 for the year ended December 31, 2010 with costs of sales of $16,215, leading to gross margins of negative $2,579.

General and Administrative Expenses

Our general and administrative expenses were $125,339 for the year ended December 31, 2011 versus $1,825,202 for the same period in 2010.  Included in the year ended December 31, 2010 was $1.7 million of non-cash compensation, without which our general and administrative expenses would have been $125,202, which is comparable to our cash administrative expenses during 2011.

Costs Related to Abandoned Acquisitions

We had costs related to abandoned acquisitions during the year ended December 31, 2011 of $$1,250,000 versus only $20,760 during the same period in 2010.  The costs in 2011 include our attempted acquisition of Royans Brisbane in Brisbane, Australia, whereas 2010 included only a cash payment during 2010 to an acquisition target.

Depreciation Expense

Depreciation is unchanged ($36,056) for both years as our asset base has not changed and we use the straight-line depreciation method to allocate costs to income.

Interest Expense

Interest expense is slightly less for the year ended December 31, 2011 versus the same period in 2010 due to our extinguishment of certain capital leases.

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

Plan of Operation

Roadships Holdings, Inc. (“Roadships”), operates in the transport industry – short-sea freight shipping, shipping logistics, and ground freight transport.  The Company’s business model and business plan (the “Plan”) have remained unchanged from the juncture of the reverse merger (February – March 2009.  Implementation of the plan was delayed by the full and successful processing of Roadships’ application to the Depository Trust and Clearing Corporation (“DTCC”) (August 2009 – February 2010); largely due to a DTCC restructuring.

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

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Roadships Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Roadships Holdings, Inc. as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and the period from September 26, 2008 (inception) to December 31, 2011.   These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadships Holdings, Inc. and consolidated subsidiaries as of December 31, 2011 and 2010, and the results of its operations, and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

April 16, 2012

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2011 and 2010

	12/31/11	12/31/10

ASSETS

Current assets:
Cash	$231	$427
Total current assets	231	427

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $90,725 and $54,683 as of December 31, 2011 and 2010, respectively	32,385	68,427
TOTAL ASSETS	$32,616	$68,854

LIABILITIES
Accounts payable and accrued expenses	$26,274	$7,335
Loans from related parties	26,222	-
Capital lease obligation	-	1,224
Total current liabilities	52,496	8,559

TOTAL LIABILITIES	52,496	8,559

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value. 1 billion shares authorized. 187,633,430 and 182,633,430 issued and outstanding at December 31, 2011 and 2010, respectively.	187,633	182,633
Additional paid in capital	5,385,328	4,058,452
Development stage deficit	(5,592,841)	(4,180,790)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,880)	60,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$32,616	$68,854

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Statements of Operations

	Year Ended December 31,
	2011	2010	Inception (9/26/08) to 12/31/11

REVENUES AND GROSS MARGIN
Revenues	$-	$13,636	$13,636
Cost of sales	-	16,215	16,215
Gross margin	-	(2,579)	(2,579)

EXPENSES
General and administrative	125,339	1,825,202	4,228,857
Depreciation	36,056	36,056	90,752
Total operating expenses	161,395	1,861,258	4,319,609

Operating income / (loss)	(161,395)	(1,863,837)	(4,322,188)

OTHER INCOME / (EXPENSE)
Interest expense	(222)	(530)	(806)
Costs related to abandoned acquisitions	(1,250,000)	(20,760)	(1,270,760)
Total other	(1,250,222)	(21,290)	(1,271,566)

Foreign exchange gains / (losses)	(434)	2,213	913

Net loss	$(1,412,051)	$(1,882,914)	$(5,592,841)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	187,290,964	181,644,419

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.  AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from Inception (September 26, 2008) to December 31, 2011

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	$53,750	$(53,750)	$-	$-
Net loss 9/26/08 to 12/31/08					(220)	(220)
Balances, 12/31/08		53,750,000	53,750	(53,750)	(220)	(220)

Shareholder forgiveness of debt	04/01/09			$1,980		$1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	10	(10)		-
Stock dividend to existing shareholders	06/15/09	106,197,430	106,197	(106,197)		-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	1	108,073		108,074
Shares issued to President for services	10/01/09	5,000,000	5,000	845,000		850,000
Shares issued for services	11/19/09	7,675,500	7,676	1,296,077		1,303,752
Reduction of notes payable by related party				2,926		2,926
Contribution of equipment by related party				7,427		7,427
Payment of expenses by shareholders				115,246		115,246
Net loss, year ended 12/31/09					(2,297,656)	(2,297,656)
Balance, 12/31/09		172,633,430	$172,633	$2,216,772	$(2,297,876)	$91,529

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.  AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from Inception (September 26, 2008) to December 31, 2011
(Continued)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity / (Deficit)

Payment of expenses by shareholders				104,316		104,316
Cash contributions by shareholders				42,956		42,956
Stock based compensation	11/24/10	10,000,000	10,000	1,690,000		1,700,000
Interest and principal payments made by related party				4,408		4,408

Net loss					(1,882,914)	(1,882,914)
Balance, 12/31/10		182,633,430	182,633	4,058,452	(4,180,790)	60,295

Shares issued as deposit for acquisition	01/25/11	5,000,000	5,000	1,245,000		1,250,000
Expenses paid by affiliates				64,390		64,390
Cash contributed by related party				16,250		16,250
Interest and principal payments made by related party				1,236		1,236
Net loss					(1,412,051)	(1,412,051)
Balance, 12/31/11		187,633,430	$187,633	$5,385,328	$(5,592,841)	$(19,880)

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31,
	2011	2010	Inception (9/26/08) to 12/31/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,412,051)	$(1,882,914)	$(5,592,841)
Depreciation expense	36,056	36,056	90,752
Non-cash compensation	-	1,700,000	3,853,750
Non-cash costs related to abandoned acquisitions	1,250,000	-	1,250,000

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	18,924	9,464	28,389
Capital lease obligation	(1,236)	(4,323)	(5,559)
Interest payable	222	-	276
Net cash used in operating activities	(108,085)	(141,717)	(375,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	16,250	42,956	59,206
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	-	(7,400)	(7,400)
Payment of expenses by related parties	65,626	104,316	287,166
Cash proceeds from shareholder loan	26,000	-	26,000
Net cash provided by financing activities	107,876	139,872	372,372

Effect of foreign exchange transactions	13	2,213	3,092

Net increase/(decrease) in cash	(196)	368	231
Cash and equivalents - beginning of period	427	59	-
Cash and equivalents - end of period	$231	$427	$231

SUPPLEMENTARY INFORMATION
Cash paid for interest	-	54	329
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	-	-	108,074
Forgiveness of shareholder loan	-	-	1,980
Deposit on acquisition paid in stock	1,250,000	-	1,250,000

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

Roadships Holdings, Inc. and Roadships America, Inc., both Florida domiciled private corporations, expect to be builders of Short Sea Ships – in partnership with STX Marine Group [Canada, Europe and USA] (“STXM”) and expect to be providers of Short Sea Shipping, as well as synergistic acquirers, owners, and operators of ground freight transportation companies throughout North America and Australia.

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

We have not raised any of the capital required to undertake construction of these vessels.  In the event that we are unable to raise the funds necessary, our business plan will be severely impacted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents.  The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.  There were no cash equivalents as of December 31, 2011 and 2010.

Property, Plant and Equipment

We record our property plant and equipment at historical cost.  The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset’s useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At December 31, 2011 and 2010, we had $214 and $418 Australian Dollars, respectively ($218 and $427 US Dollars, respectively) deposited into Australian banks.  Additionally, we had $13 and $0 dollars on deposit with US banks at December 31, 2011 and 2010, respectively.

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

Capital Leases
We account for capital leases as defined in ASC 840-30 – Capital Leases.  Some of the assets of our subsidiary in Australia, Roadships Freight Pty Ltd. (formerly Endeavor Logistics Pty Ltd.) were subject to certain capital lease obligations which we have recognized.  Our Chief Executive Officer, Micheal Nugent, has been making interest and principal payments this capital lease obligation.  As of December 31, 2011, these lease obligations have been satisfied.

For the years ended  December 31, 2011 and 2010, capital lease obligation payments were $1,236 and $4,408, respectively.  Unpaid capital lease obligations were $0 and $1,224 at December 31, 2011 and 2010, respectively.

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

At December 31, 2011, we had no assets or liabilities that are measured and recognized at fair value on a non-recurring basis:

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

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2011 and 2010.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements. The Company has adopted guidance published in Codification Topic 360 (“Topic 360”) which addresses property, plant and equipment.   This guidance contained in Topic 360 requires us to review for impairment long-lived assets, such as property, plant, equipment, and acquired intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. We assess recoverability of assets to be held and used by comparing their carrying amount to the expected future undiscounted net cash flows they are expected to generate. If an asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or group of assets exceeds fair value.  We report long-lived assets meeting the criteria to be considered as held-for-sale at the lower of their carrying amount or fair value less anticipated disposal costs. In the years presented, the Company did not recognize any impairment charges on long-lived assets.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Note 3 – Going Concern

As of December 31, 2011, we have not begun sustainable operations.  Moreover, there is no guarantee that we will acquire the capital to procure additional producing assets that will generate positive cash flows from operations.  Roadships Holdings’ financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the twelve months ended December 31, 2011, certain beneficial shareholders paid expenses of $65,626, and contributed cash of $16,250.  These contributions are included as increases in Additional Paid in Capital.  Additionally, certain beneficial shareholders made cash loans the Company of $26,000.  These loans are made pursuant to a Promissory Note (the “Note”) with simple interest payable at 5% on un-matured amounts.  The Note is callable by the maker at any time, after which, if not paid, the interest rate increases to 10%.  We accrued $222 of interest as of the year ended December 31, 2011.

For the twelve months ended December 31, 2010, certain beneficial shareholders paid expenses of $115,246, contributed cash of $42,956 and made interest and principal payments of $7,400 on certain debts.  These contributions are included in Additional Paid in Capital.

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

On January 10, 2011, we issued 5 million shares as a down payment on an acquisition in Brisbane, Queensland, Australia.  We valued these shares at the closing price on the grant date and initially recorded a “Prepaid Acquisition Cost” of $1,250,000.  Management regards the likelihood of consummating this acquisition within the next twelve months as unlikely.  We have therefore reserved this amount and have charged “Costs Related to Abandoned Acquisition” with the full $1,250,000.

Note 6 – Acquisitions

On December 30, 2010, we signed an agreement with Reefco Logistics, Inc. (“Reefco”) to acquire all of the issued and outstanding shares of Reefco, paying $20,760 as an initial payment.  However, subsequent to the signing of the agreement, our due diligence discovered problems with Reefco that would preclude our acquiring that company.  We therefore never took control of the company’s operations, and by mutual consent, the original agreement was voided.  During the year ended December 31, 2010, we fully reserved the $20,760, charging “Costs Related to Abandoned Acquisition” with the $20,760.

On January 10, 2011, we issued 5 million shares as a down payment on an acquisition in Brisbane, Queensland, Australia.  We valued these shares at the closing price on the grant date and initially recorded a “Prepaid Acquisition Cost” of $1,250,000.  Management regards the likelihood of consummating this acquisition within the next twelve months as unlikely.  We have therefore reserved this amount and have charged “Costs Related to Abandoned Acquisition” with the full $1,250,000.

Note 7 – Property, Plant and Equipment

At December 31, 2011 and 2010, property, plant and equipment were comprised of the following:

	12/31/11	12/31/10

Office furniture	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total property, plant and equipment	123,110	123,110
Less: accumulated depreciation	(90,725)	(54,683)
Total property, pland and equipment (net)	$32,385	$68,427

We acquired the majority of these assets when we acquired Roadships Freight Pty Ltd (formerly Endeavour Logistics Pty Ltd) (“Roadships Freight”), our wholly owned subsidiary in Australia.  The assets were acquired by Roadships Freight from our Chairman and CEO, Michael Nugent who, at the time Roadships Holdings acquired Roadships Freight, owned 100% of the outstanding common stock of Roadships Freight.

The assets consisted of office furniture and equipment, equipment and vehicles and are recorded at the historical cost of Mr. Nugent.  Some of the equipment included in the assets of Roadships Freight were financed using a lease which we have accounted for as a capital lease.   There were unpaid lease payments at the time Roadships acquired Roadships Freight, as there were at December 31, 2011 and 2010.  These leases were serviced personally by Mr. Nugent.  As of December 31, 2011, the lease obligations have been fully discharged.

During the year ended December 31, 2011 and 2010, Mr. Nugent contributed additional principal and interest against these liabilities of  $1,236 and $4,408, respectively.  Unpaid principal at December 31, 2011 and 2010 amounted to $0 and $1,224, respectively.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2011	2010
Net operating loss carry-forward (Deferred tax asset)	$171,182	$114,464
Valuation allowance	(171,182)	(114,464)
Net future income taxes	$-	$-

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

Our tax loss carry-forward of approximately $490,000 will begin to expire in 2022.

Note 9 – Capital Lease Obligation

On June 15, 2009, we acquired Roadships Freight Pty Ltd. (formerly Endeavour Logistics Pty. Ltd.).  Some of the assets of that Company were subject to certain capital lease obligations which we have recognized.  Our Chief Executive Officer, Micheal Nugent, has been making interest and principal payments this capital lease obligation.

For the years ended  December 31, 2011 and 2010, capital lease obligation payments were $1,236 and $4,408,  respectively.  Unpaid capital lease obligations were $0 and $1,224 at December 31, 2011 and 2010, respectively.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of December 31, 2010, the directors and executive officers and their positions, are as follows:

Name	Age	Position
Michael Nugent	49	Chairman and CEO
Robert McClelland	58	Director and Treasurer
Patrick Greene	44	Director, Executive Vice President and Chief Financial Officer

On October 28, 2011, our board of directors accepted the resignation of Robert Smith from all offices of the Company.  Mr. Smith was formerly the President and Corporate Secretary.

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

Michael Nugent

Micheal P. Nugent has served as the Chairman, Chief Executive Officer and as a director of the Company since January 2009.  Mr. Nugent has held senior executive positions and directorships with public and private companies in the United States and Australia since 1995. He is a certified diesel fitter in Australia. Mr. Nugent’s technical and corporate experience is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Nugent has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

CEO CEO	2011 2011	Present Present	Novagen Solar Inc. Loadstone Motor Corporation Pty Ltd.	Environmental solutions Engine development and manufacture
Director, CEO	2009	Present	Roadships Holdings, Inc.	Transport logistics
Director, CEO	2008	Present	Nugent Aerospace, Inc.	Non-operating
Director, CEO	2008	Present	Fire From Ice, Inc.	Non-operating
CEO	2006	Present	Adbax Truckside Management Pty Ltd.	Transport industry service provider
CEO	2003	Present	Cycclone Magnetic Engines, Inc.	Engine development
Director	2001	Present	Roadships Australia Pty Ltd.	Transportation logistics
Director	2001	Present	Bronzelink Pty Ltd.	Holding company

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

As of December 31, 2011, we did not have a director on our board that met the definition of “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-B. We are currently searching for a director that meets such requirements. We employ an outside firm to advise and consult management and the board on all matters relating to our financial statements.

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

The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the Company to 284 W. Millbrook Road, Raleigh, North Carolina 27609. All candidate referrals are reviewed by at least one current board member.

Item 11. Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2009 and 2008, to our Chief Executive Officer, our Chief Financial Officer and our Corporate Secretary.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Michael Nugent Chairman and CEO	2011	$0	$0	$0
	2010	0	0	0
Robert McClelland Director and Treasurer	2011	0	0	0
	2010	0	0	0
Robert Smith (1) Director, President and Corporate Secretary	2011	0	0	0
	2010	0	0	0
Patrick Greene Director, Executive Vice President and Chief Financial Officer	2010	0	0	0
	2009	0	0	0
1.	Mr. Smith resigned from his positions on October 28, 2011.

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

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not as of December 31, 2011 have any material terms, contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2011.

Director Compensation Table (2011)

Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity deferred comp. earnings	Non-qualified deferred comp. earnings	All other	Total

Michael Nugent	$-	$-	$-	$-	$-	$-	$-
Robert McClelland	-	-	-	-	-	-	-
Robert Smith(1)	-	-	-	-	-	-	-
Patrick Greene	-	-	-	-	-	-	-

1.	Mr. Smith resigned from his positions on October 28, 2011.

Our board of directors is comprised of Michael Nugent, Robert McClelland and Patrick Greene who also serve as officers of the Company.  None of our directors has a compensation arrangement with the Company and have not been compensated since the company’s inception in 2008.

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

Name of beneficial owner	Address of beneficial owner	Amount and nature of beneficial ownership	% of class (1)
Michael Nugent	284 W. Millbrook Road, Raleigh, NC 27609	98,788,147	63.6%
All other officers and directors		9,036,136	4.8%

(1)	Applicable percentage owned is based on 187,633,430 shares outstanding at December 31, 2011.

(2)	Includes shares owned by legal entities controlled by our officers and directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For the twelve months ended December 31, 2010, certain beneficial shareholders paid expenses of $115,296, contributed cash of $42,956 and made interest and principal payments of $4,408 on certain debts.  These contributions are included in Additional Paid in Capital.

For the twelve months ended December 31, 2011, certain beneficial shareholders paid expenses of $65,626, and contributed cash of $16,250.  These contributions are included as increases in Additional Paid in Capital.  Additionally, certain beneficial shareholders made cash loans the Company of $26,000.

Director Independence

During the year ended December 31, 2011, Michael Nugent, Robert McClelland and Patrick Greene served as our directors.   Robert Smith served as a director until his resignation on October 28, 2011.

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

We paid M&K, CPAS, PLLC for audit and review fees of $26,500 for 2011.  We paid $10,000 in such costs during 2010.  The principal difference in fees was associated with the audit of  Reefco, Inc. which resulted in abandonment of the acquisition.

Tax Fees. We have not paid any money for tax related services.

All Other Fees.   We have not paid any money for audit related fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

Item 15. Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Roadships Holdings, Inc. filed as exhibit 3.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
3.2	Bylaws of Roadships Holdings, Inc. filed as exhibit 3.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
3.3	Articles of Incorporation of Roadships America, Inc. filed as exhibit 3.3 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
3.4	Bylaws of Roadships America, Inc. filed as exhibit 3.4 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
10.2	Asset Purchase Agreement between Caddystats, Inc. and Gordon Dawson filed as exhibit 10.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
21.1	Subsidiaries of the registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. section 1350)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roadships Holdings, Inc.
Date: April 16, 2012	By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Michael Nugent
Michael Nugent	Date: April 16, 2012
Chairman and Chief Executive OFficer

/s/ Robert McClelland
Robert McClelland	Date: April 16, 2012
Director and Treasurer

/s/ Patrick Greene
Patrick Greene	Date: April 16, 2012
Director, Executive Vice President and Chief Financial Officer