Form 10-Q
period 2012-03-31
ROADSHIPS HOLDINGS, INC.
filed 2012-05-15
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 000-28015

ROADSHIPS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

284 W. Millbrook Road, Raleigh NC 27609
(Address of principal executive offices)

(919) 846-5229
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

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 1,  2012, was 187,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	03/31/12 (Unaudited)	12/31/11 (Audited)

ASSETS

Current assets:
Cash	$16	$231
Total current assets	16	231

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $99,737 and $90,725 as of March 31, 2012 and December 31, 2011, respectively	23,373	32,385
TOTAL ASSETS	$23,389	$32,616

LIABILITIES
Accounts payable and accrued expenses	$23,955	$26,274
Loans from related parties	65,520	26,222
Total current liabilities	89,475	52,496

TOTAL LIABILITIES	89,475	52,496

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value. 1 billion shares authorized. 187,633,430 shares issued and outstanding at March 31, 2012 and December 31, 2011.	187,633	187,633
Additional paid in capital	5,385,328	5,385,328
Development stage deficit	(5,639,047)	(5,592,841)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(66,086)	(19,880)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$23,389	$32,616

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
	2012	2011	Inception (9/26/08) to 03/31/12

REVENUES AND GROSS MARGIN
Revenues	$-	$-	$13,636
Cost of sales	-	-	16,215
Gross margin	-	-	(2,579)

EXPENSES
General and administrative	33,949	27,920	4,262,806
Depreciation	9,012	9,014	99,764
Total operating expenses	42,961	36,934	4,362,570

Operating income / (loss)	(42,961)	(36,934)	(4,365,149)

OTHER INCOME / (EXPENSE)
Interest expense	(636)	(33)	(1,442)
Costs related to abandoned acquisitions	-	-	1,270,760
Total other	(636)	(33)	(1,272,202)

Foreign exchange gains / (losses)	(2,609)	13	(1,696)

Net loss	$(46,206)	$(36,954)	$(5,639,047)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	187,633,430	186,244,541

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

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)
(Continued)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity / (Deficit)

Payment of expenses by shareholders				104,316		104,316
Cash contributions by shareholders				42,956		42,956
Stock based compensation	11/24/10	10,000,000	10,000	1,690,000		1,700,000
Interest and principal payments made by related party				4,408		4,408
						-
Net loss					(1,882,914)	(1,882,914)
Balance, 12/31/10		182,633,430	182,633	4,058,452	(4,180,790)	60,295

Shares issued as deposit for acquisition	01/25/11	5,000,000	5,000	1,245,000		1,250,000
Expenses paid by affiliates				64,390		64,390
Cash contributed by related party				16,250		16,250
Interest and principal payments made by related party				1,236		1,236
Net loss					(1,412,051)	(1,412,051)
Balance, 12/31/11		187,633,430	187,633	5,385,328	(5,592,841)	(19,880)

Net loss					(46,206)	(46,206)
Balance, 03/31/12		187,633,430	$187,633	$5,385,328	$(5,639,047)	$66,086)

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
	2012	2011	Inception (9/26/08) to 03/31/12

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(46,206)	$(36,954)	$(5,639,047)
Depreciation	9,012	9,014	99,764
Non-cash compensation	-	-	3,853,750
Non-cash costs related to abandoned acquisitions	-	-	1,250,000

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,928)	19,501	23,461
Capital lease obligation	-	(1,236)	(5,559)
Interest payable	636	-	912
Net cash used in operating activities	(41,486)	(9,675)	(416,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	-	-	59,206
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	-	9,236	(7,400)
Payment of expenses by related parties	-	-	287,166
Cash proceeds from shareholder loans	38,662	-	64,662
Net cash provided by financing activities	38,662	9,236	411,034

Effect of foreign exchange transactions	2,609	13	5,701

Net increase/(decrease) in cash	(215)	(426)	16
Cash and equivalents - beginning of period	231	427	-
Cash and equivalents - end of period	$16	$1	$16

SUPPLEMENTARY INFORMATION
Cash paid for interest	-	-	329
Cash paid for income taxes	-		-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	-	-	108,074
Forgiveness of shareholder loan	-	-	1,980
Deposit on acquisition paid in stock	-	1,250,000	1,250,000

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 – Organization and Nature of Business

History

Roadships Holdings, Inc  was formed in Delaware on June 5, 2006 as Caddystats, Inc. (Roadships Holdings, Inc. and Caddystats shall hereinafter be collectively referred to as  “Roadships” “Caddystats” “Roadships Holdings”, the “Company”, “we’ or “us”)

Share Exchange and 5:1 Forward Split

On March 3, 2009, the owners of Roadships Holdings, Inc., a Florida corporation (“Roadships Florida”), and Roadships America, Inc., also a Florida corporation (“Roadships Am”), both privately held companies, exchanged all of their outstanding shares of common stock for 16,025,000 shares of the common stock of Caddystats, a “public” company, representing approximately 100% of the outstanding common shares of the Caddystats. After the share exchange transaction (the “Transaction”), Caddystats changed its name to Roadships Holdings, Inc. and increased the authorized common stock of Roadships Holdings to 1,000,000,000 shares.  As a result of the transaction, Roadships Florida and Roadships Am (the “Subsidiaries”) are now wholly-owned subsidiaries of Roadships Holdings.

In accordance with Accounting Standards Codification related to Business Combinations (“ASC 805”), the Subsidiaries are considered the accounting acquirer in the Transaction. Because the Subsidiaries owners as a group retained or received the larger portion of the voting rights in the combined entity and the Subsidiaries senior management represents a majority of the senior management of the combined entity, the Subsidiaries are considered the acquirer for accounting purposes and will account for the transaction as a reverse acquisition. The Transaction will be accounted for as a recapitalization, since at the time of the Transaction, Caddystats was a company with no or nominal operations, assets and liabilities. Consequently, the assets and liabilities and the historical operations that will be reflected in future consolidated financial statements will be those of the Subsidiaries and will be recorded using a historical cost basis. The financial statements have been prepared as if the Subsidiaries had always been the reporting company and, on the Transaction date, changed their name and reorganized their capital stock.

On February 25, 2009, the board of directors approved a 5:1 Forward Split of the Company’s common stock. All information in this Form 10-Q has been adjusted to reflect the forward split as if it took place as of the earliest period reported.

The Company adopted the accounting acquirer’s year end, December 31.

Our Business

Roadships is an emerging company in the short-sea and ground freight industry sectors operating through its wholly owned subsidiaries in the United States and Australia.

In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets throughout North America.  Roadships America, Inc, was established to develop and accommodate organic growth within the North America markets.

Roadships is currently attempting to develop a High Speed (HS) Monohull ship design based on a vessel concept that was initially developed by Kvaerner Masa Yards - Technology (now STX Europe).  The HS vessel design was conceived in the early 1990's for short sea shipping transportation throughout Europe using a hull form derived from a high speed ROPAX ferry built in Helsinki, Finland. This hull form was extensively tested and improved over a period of 5 years to optimize the hull form that offers the least resistance and allows the ship to maintain speed up to SS5.

Ground Freight Mergers and Acquisitions

The gestation period for a HS Monohull vessel is eighteen (18) months, best case, from start to finish. To drive short term cash flow, the Company’s strategic intent calls for the acquisition, merger and assimilation of privately held regional freight companies ranging in value from Eight Million USD ($8,000,000) to Twenty Million USD ($20,000,000). Strategically, Management intends to identify and acquire two (2) target operations quarterly – with one of the two being an over-performer and the other an under-performer – synergistically merging the two so as to optimize future operations of both operating entities.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2012.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2011, as reported in Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At March 31, 2012 and December 31, 2011, we had $16 and $214 Australian Dollars, respectively ($16 and $218 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2012 as the effect of our potential common stock equivalents would be anti-dilutive.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

Note 4 – Related Party Transactions

For the three months ended March 31, 2012, a beneficial shareholder loaned the Company $38,662 on which we accrued $636 in interest.  According to our agreement with this shareholder, we accrue interest on all unpaid amounts at 5%.  Principal and interest are callable at any time.  If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

As of the date of this report, no principal or interest has been called by the maker of the note.

 Note 5 – Capital

At December 31, 2011, we had 187,633,430 common shares issued and outstanding from a total of 1 billion authorized.

We had no capital stock transactions for the three months ended March 31, 2012.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at March 31, 2012 and December 31, 2011 are as follows:

	03/31/12 (Unaudited)	12/31/11 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(99,737)	(90,725)
Net fixed assets	$23,373	$32,385

Note 7 – Subsequent Events

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

In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets throughout North America.  Roadships America, Inc, was established to develop and accommodate organic growth within the North American markets.

Roadships is currently attempting to develop a High Speed (HS) Monohull ship design based on a vessel concept that was initially developed by Kvaerner Masa Yards - Technology (now STX Europe).  The HS vessel design was conceived in the early 1990's for short sea shipping transportation throughout Europe using a hull form derived from a high speed ROPAX ferry built in Helsinki, Finland. This hull form was extensively tested and improved over a period of 5 years to optimize the hull form that offers the least resistance and allows the ship to maintain speed up to SS5.

Ground Freight Mergers and Acquisitions

The gestation period for a HS Monohull vessel is eighteen (18) months, best case, from start to finish. To drive short term cash flow, the Company’s strategic intent calls for the acquisition, merger and assimilation of privately held regional freight companies ranging in value from Eight Million USD ($8,000,000) to Twenty Million USD ($20,000,000). Strategically, Management intends to identify and acquire two (2) target operations quarterly – with one of the two being an over-performer and the other an under-performer – synergistically merging the two so as to optimize future operations of both operating entities.

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

On July 22, 2011, the board of directors of the Company, after ongoing analysis of Wits Holdings Pty Ltd. (“Wits”), has decided to terminate the agreement and abandon the transaction.  The board decided to terminate the agreement as a result of a substantial increase in capital equipment undertaken by Wits during the 2010 calendar year. Wits increased their rolling stock through a 30% purchase of new equipment under tax incentives then available. The resulting balance of debt to equity and the potential change on the return on asset value was not considered by our board to be in line with Roadship's future plans. Nonetheless, there is a possibility that the Wits transaction will be revisited sometime in the future.

 On July 22, 2011, the board of directors of the Company, after due consideration has decided to unwind the acquisition of Reefco Logistics Inc. (“Reefco”).  The decision to unwind the transaction was made as a result of several problems that were uncovered while we attempted to audit Reefco.  The due diligence committee for the acquisition is continuing to analyze the situation with a view  towards resolving Reefco's auditing problems, however due to the stringent regulatory requirements of the U.S. Securities and Exchange Commission we are unable to proceed at this time.

Results of Operations

As of March 31, 2012, the Company has not yet begun operations and has only minimal assets.  We have incurred general and administrative costs of $33,949 for the three months ended March 31, 2012, mostly due to Exchange Act compliance costs (September 26, 2008 –inception- to March 31, 2012 general and administrative costs are $4,262,806).  We also incurred $9,012 in depreciation charges for the assets in our subsidiary, Roadships Freight (September 26, 2008 –inception- to March 31, 2012 depreciation charges are $99,764).

We also incurred $636 of interest costs associated with unrelated and related-party notes payable ($1,442 from inception to March 31, 2012).

Three Months Ended March 31, 2012 versus 2011

We had general and administrative expenses of $33,949 for the three months ended March 31, 2012 versus $27,920 for the same period in 2011.  This line item is slightly higher in 2012 due to inclusion of certain Exchange Act costs not borne in the previous year.

Depreciation is unchanged for the three months ended March 31, 2012 versus the same period in 2011 because the depreciable asset base is unchanged and the assets are being depreciated using the straight line method.

Interest expense increased from $33 to $636 for the three months ended March 31, 2011 versus 2012, respectively.  The increase is due to an increase in outstanding shareholder loans.

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

Based upon the evaluation of our  officers and directors of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as filed June 5, 2007 (included as Exhibit 3.1 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	Roadships Holdings, Inc

By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Michael Norton Smith Michael Norton Smith Chief Financial Officer