Form 10-Q
period 2012-06-30
ROADSHIPS HOLDINGS, INC.
filed 2012-08-20
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of August 20,  2012, was 187,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	06/30/12	12/31/11
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$135	$231
Total current assets	135	231

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $109,310 and $90,725 as of June 30, 2011 and December 31, 2011, respectively	13,800	32,385
TOTAL ASSETS	$13,935	$32,616

LIABILITIES
Accounts payable and accrued expenses	$21,576	$26,274
Loans from related parties	87,869	26,222
Total current liabilities	109,445	52,496

TOTAL LIABILITIES	109,445	52,496

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value. 1 billion shares authorized. 187,633,430 shares issued and outstanding at June 30, 2012 and December 31, 2011.	187,633	187,633
Additional paid in capital	5,385,328	5,385,328
Development stage deficit	(5,668,471)	(5,592,841)
TOTAL STOCKHOLDERS' DEFICIT	(95,510)	(19,880)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,935	$32,616

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	Inception (9/26/08) to 06/30/12
REVENUES AND GROSS MARGIN
Revenues	$-	$-	$-	$-	$13,636
Cost of sales	-		-		16,215
Gross margin	-	-	-	-	(2,579)

EXPENSES
General and administrative	56,998	58,887	23,049	30,967	4,285,855
Depreciation	17,713	18,028	8,701	9,014	108,465
Total operating expenses	74,711	76,915	31,750	39,981	4,394,320
Operating income / (loss)	(74,711)	(76,915)	(31,750)	(39,981)	(4,396,899)

OTHER INCOME / (EXPENSE)
Interest expense	(1,665)	(33)	(1,029)	-	(2,471)
Costs related to abandoned acquisition	-	-	-	-	(1,270,760)
Total other	(1,665)	(33)	(1,029)	-	(1,273,231)

Foreign exchange gains / (losses)	746	23	3,355	10	1,659
Net loss	$(75,630)	$(76,925)	$(29,424)	$(39,971)	$(5,668,471)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	187,633,430	186,942,822	187,633,430	187,633,430

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

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)
(Continued)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity / (Deficit)

Payment of expenses by shareholders				104,316		104,316
Cash contributions by shareholders				42,956		42,956
Stock based compensation	11/24/10	10,000,000	10,000	1,690,000		1,700,000
Interest and principal payments made by related party				4,408		4,408
						-
Net loss					(1,882,914)	(1,882,914)
Balance, 12/31/10		182,633,430	182,633	4,058,452	(4,180,790)	60,295

Shares issued as deposit for acquisition	01/25/11	5,000,000	5,000	1,245,000		1,250,000
Expenses paid by affiliates				64,390		64,390
Cash contributed by related party				16,250		16,250
Interest and principal payments made by related party				1,236		1,236
Net loss					(1,412,051)	(1,412,051)
Balance, 12/31/11		187,633,430	187,633	5,385,328	(5,592,841)	(19,880)

Net loss					(75,630)	(75,630)
Balance, 06/30/12		187,633,430	$187,633	5,385,328	(5,668,471)	$(95,510)

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011	Inception (9/26/08) to 06/30/12

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(75,630)	$(76,925)	$(5,668,471)
Depreciation	17,713	18,028	108,465
Non-cash compensation	-	-	3,853,750
Non-cash costs related to abandoned acquisitions	-	-	1,250,000

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,380)	19,677	24,010
Capital lease obligation	-	(1,236)	(5,559)
Interest payable	816	-	1,092
Net cash used in operating activities	(61,481)	(40,456)	(436,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	-	313	59,206
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	-	-	(7,400)
Payment of expenses by related parties	-	39,736	287,165
Cash proceeds from shareholder loans	68,862	-	94,862
Principal payments on shareholder loans	(6,731)		(6,731)
Net cash provided by financing activities	62,131	40,049	434,502

Effect of foreign exchange transactions	746	13	2,346

Net increase/(decrease) in cash	(96)	(394)	135
Cash and equivalents - beginning of period	231	427	-
Cash and equivalents - end of period	$135	$33	$$135

SUPPLEMENTARY INFORMATION
Cash paid for interest	849	-	1,178
Cash paid for income taxes	-		-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	-	-	108,074
Forgiveness of shareholder loan	-	-	1,979
Deposit on acquisition paid in stock	-	1,250,000	1,250,000

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2012.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2011, as reported in Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At June 30, 2012 and December 31, 2011, we had $135 and $214 Australian Dollars, respectively ($135 and $218 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended June 30, 2012 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the six months ended June 30, 2012, a beneficial shareholder loaned the Company $68,862 and made principal payments on those loans of $6,731.  According to our agreement with this shareholder, we accrue interest on all unpaid amounts at 8%.  Principal and interest are callable at any time.  If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

During the six months ended June 30, 2012, we accrued $1,665 of interest and paid $849 in interest payments.

As of the date of this report, no principal or interest has been called by the maker of the note.

 Note 5 – Capital

At December 31, 2011, we had 187,633,430 common shares issued and outstanding from a total of 1 billion authorized.

We had no capital stock transactions for the six months ended June 30, 2012.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at June 30, 2012 and December 31, 2011 are as follows:

	06/30/12 (Unaudited)	12/31/11 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(109,310)	(90,725)
Net fixed assets	$13,800	$32,385

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

Results of Operations

Six Months Ended June 30, 2012 versus 2011
As of June 30, 2012, the Company has not yet begun operations and has only minimal assets.  We incurred general and administrative costs of $56,998 for the six months ended June 30, 2012, mostly due to Exchange Act compliance costs.  This amount is virtually unchanged from the same period in 2011 (a 3% decrease).  We also incurred $17,713 in depreciation charges for the assets in our subsidiary, Roadships Freight whereas we had $18,028 in depreciation charges for the same period in 2011 (representing a 2% decrease).

We incurred $1,665 of interest costs associated with unrelated and related-party notes payable during the six months ended June 30, 2012 which is significantly higher than the same period in 2011 due to higher debt levels with related parties.

Three Months Ended March 31, 2012 versus 2011

We had general and administrative expenses of $23,049 for the three months ended June 30, 2012 versus $30,967 for the same period in 2011.  This line item is slightly (23%) lower in 2012 due to fewer consultancy costs.

Depreciation is virtually unchanged for the three months ended June 30, 2012 versus the same period in 2011 because the depreciable asset base is unchanged and the assets are being depreciated using the straight line method.

Interest expense increased from $0 to $1,029 for the three months ended June 30, 2011 versus 2012, respectively.  The increase is due to an increase in outstanding shareholder loans.

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

Based upon the evaluation of our  officers and directors of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 20, 2012	Roadships Holdings, Inc

By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Michael Norton Smith Michael Norton Smith Chief Financial Officer