Form 10-Q
period 2012-09-30
ROADSHIPS HOLDINGS, INC.
filed 2012-11-14
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 000-28015

ROADSHIPS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Vintage Park Blvd., Suite A-183, Houston, Texas 77070
(Address of principal executive offices)

(281) 606-4642
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

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 13, 2012, was 187,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	09/30/12	12/31/11
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$122	$231
Total current assets	122	231

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $111,073 and $90,725 as of September 30, 2012 and December 31, 2011, respectively	12,037	32,385
TOTAL ASSETS	$12,159	$32,616

LIABILITIES
Accounts payable and accrued expenses	$9,635	$26,274
Loans from related parties	108,588	26,222
Total current liabilities	118,223	52,496

TOTAL LIABILITIES	118,223	52,496

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value. 1 billion shares authorized. 187,633,430 shares issued and outstanding at September 30, 2012 and December 31, 2011.	187,633	187,633
Additional paid in capital	5,443,997	5,385,328
Development stage deficit	(5,737,694)	(5,592,841)
TOTAL STOCKHOLDERS' DEFICIT	(106,064)	(19,880)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,159	$32,616

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended Sept 30,		Three Months Ended Sept 30,
	2012	2011	2012	2011	Inception (9/26/08) to 09/30/12

REVENUES AND GROSS MARGIN
Revenues	$-	$-	$-	$-	$13,636
Cost of sales	-	-	-	-	16,215
Gross margin	-	-	-	-	(2,579)

EXPENSES
General and administrative	121,730	90,511	64,732	31,624	4,350,587
Depreciation	19,479	27,042	1,766	9,014	110,231
Total operating expenses	141,209	117,553	66,498	40,638	4,460,818
Operating income / (loss)	(141,209)	(117,553)	(66,498)	(40,638)	(4,463,397)

OTHER INCOME / (EXPENSE)
Interest expense	(2,841)	(33)	(1,176)	-	(3,647)
Costs related to abandoned acquisition	-	-	-	-	(1,270,760)
Total other	(2,841)	(33)	(1,176)	-	(1,274,407)

Foreign exchange gains / (losses)	(803)	(152)	(1,549)	(175)	110
Net loss	$(144,853)	$(117,738)	$(69,223)	$(40,813)	$(5,737,694)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding	187,633,430	187,175,555	187,633,430	187,633,430

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	Nine Months Ended September 30,		(9/26/08) to
	2012	2011	09/30/12
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(144,853)	$(117,738)	$(5,737,694)
Depreciation	19,479	27,040	110,231
Non-cash compensation	58,669	-	3,912,419
Non-cash costs related to abandoned acquisitions	-	-	1,250,000

Changes in operating assets and liabilities:
Prepaid expenses	-	(4,008)	-
Accounts payable and accrued expenses	(14,739)	14,677	13,651
Capital lease obligation	-	(1,236)	(5,559)
Interest payable	925	-	1,201
Net cash used in operating activities	(80,519)	(81,265)	(455,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	-	15,250	59,206
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	-	-	(7,400)
Payment of expenses by related parties	-	65,626	287,165
Cash proceeds from shareholder loans	95,285	-	121,285
Principal payments on shareholder loans	(14,072)	-	(14,072)
Net cash provided by financing activities	81,213	80,876	453,584

Effect of foreign exchange transactions	(803)	13	2,289

Net increase/(decrease) in cash	(109)	(376)	122
Cash and equivalents - beginning of period	231	427	-
Cash and equivalents - end of period	$122	$51	$122

SUPPLEMENTARY INFORMATION
Cash paid for interest	$1,916	$-	$2,245
Cash paid for income taxes	-		-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	-	-	108,073
Forgiveness of shareholder loan	-	-	1,979
Deposit on acquisition paid in stock	-	1,250,000	1,250,000

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2012.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2011, as reported in Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At September 30, 2012 and December 31, 2011, we had $37 and $214 Australian Dollars, respectively ($52 and $218 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine months ended September 30, 2012 as the effect of our potential common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

Note 4 – Related Party Transactions

For the nine months ended September 30, 2012, a beneficial shareholder loaned the Company $95,185, we made principal payments on those loans of $14,072 and interest payments of $1,916.  According to our agreement with this shareholder, we accrue interest on all unpaid amounts at 8%.  Principal and interest are callable at any time.  If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

During the nine months ended September 30, 2012, we accrued $2,841 of interest and paid $1,916 in interest payments.

We granted 10 million options to purchase our common stock to each of our Chief Executive and Chief Financial Officers (20 million total) of which 5 million each vest immediately (10 million total), See Note 5 for a discussion of these options.

As of the date of this report, no principal or interest has been called by the maker of the note.

 Note 5 – Capital

At December 31, 2011, we had 187,633,430 common shares issued and outstanding from a total of 1 billion authorized.

We had no capital stock transactions for the nine months ended September 30, 2012.

On July 2, 2012, we granted 10 million options to purchase our common stock to each of our Chief Executive and Chief Financial Officers (20 million total) of which 5 million each vest immediately (10 million total).  The options were valued using the Black-Scholes option pricing model using as inputs:

•	closing price on measurement date: $0.006;
•	expiry date: April 19, 2013 and July 2, 2013
•	exercise price: $0.001;
•	volatility: 567.37%;
•	discount (risk-free) rate: 0.15%

These options were expensed based on the greater of the amount vested or straight-line over the service term. The Company recorded $58,669 of options expense during the nine months ended September 30, 2012 as an increase in Additional Paid in Capital and General and Administrative Costs.

In addition to the 10 million options vesting immediately, 10 million options vest in the future as follows:

•
5 million options to our Chief Financial Officer vest on April 19, 2013, provided that he remains continuously employed as a key employee of the Company or a related corporation from the date hereof through the applicable vesting date.  These 5 million options expire April 19, 2014.

•
5 million options to our Chief Executive Officer vest on July 2, 2013, provided that he remains continuously employed as a key employee of the Company or a related corporation from the date hereof through the applicable vesting date.  These options expire July 2, 2014.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at September 30, 2012 and December 31, 2011 are as follows:

	09/30/12 (Unaudited)	12/31/11 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(111,073)	(90,725)
Net fixed assets	$12,037	$32,385

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

Results of Operations

Nine Months Ended September 30, 2012 versus 2011
As of June 30, 2012, the Company has not yet begun operations and has only minimal assets.  We incurred general and administrative costs of $121,730 for the nine months ended September 30, 2012, mostly due to Exchange Act compliance costs.  This amount is significantly higher than the same period in 2011 (a 36% increase), mostly owing to non-cash compensation charges.  We also incurred $19,479 in depreciation charges for the assets in our subsidiary, Roadships Freight whereas we had $27,042 in depreciation charges for the same period in 2011 (representing a 28% decrease).  This decrease is primarily due to having fully depreciated certain assets in Australia

We incurred $2,841 of interest costs associated with unrelated and related-party notes payable during the nine months ended September 30, 2012 which is significantly higher than the same period in 2011 ($33) due to higher debt levels with related parties.

Three Months Ended September 30, 2012 versus 2011

We had general and administrative expenses of $64,732 for the three months ended September 30, 2012 versus $31,624 for the same period in 2011.  This line item is significantly higher in 2012 due to non-cash compensation in 2012.

Depreciation is significantly lower for the three months ended September 30, 2012 versus the same period in 2011 ($1,766 versus $9,014) because certain assets were fully depreciated in the previous year.

Interest expense increased from $0 to $1,176 for the three months ended September 30, 2011 versus 2012, respectively.  The increase is due to an increase in outstanding shareholder loans.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 – MINE SAFETY DISCLOSURES

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

Date: November 14, 2012	Roadships Holdings, Inc
By: /s/ Michael Nugent
Michael Nugent Chief Executive Officer

By: /s/ Michael Norton Smith Michael Norton Smith Chief Financial Officer