Form 10-K
period 2012-12-31
ROADSHIPS HOLDINGS, INC.
filed 2013-04-16
CIK 1389067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 333-141907

ROADSHIPS HOLDINGS, INC.
 (Name of Small Business Issuer in Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-5034780 (Employer Identification No.)
134 Vintage Park Blvd., Suite A-183 Houston, Texas 77070 (Address of principal executive offices, including zip code.)
(281) 606-4642 (Registrant's telephone number, including area code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.  The aggregate market value of 63,733,845 shares held by non-affiliates as of June 30, 2012 is $382,403, based on the closing price of our stock on June 30, 2012.

State the number of shares outstanding of each of the registrant’s classes of common stock as of April 16, 2013: 187,633,430.

Documents Incorporated by reference: None.

ROADSHIPS HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2012

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

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd., to establish to develop and accommodate organic growth within the Australia markets.  We renamed Endeavor Logistics Pty Ltd. to Roadships Freight Pty Ltd.

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

Management can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests

As of December 31, 2012, Michael Nugent, the Chairman of the Board of Directors and Chief Executive Officer of the Company, beneficially owned approximately 59.3% of our outstanding common stock.  In addition, the Company issued 2,300,000,000 shares to Mr. Nugent during March, 2013, raising the ownership percentage to approximately 96.9%.  As a result, Mr. Nugent controls all matters affecting the Company, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financing arrangements; and

•	the payment of dividends on our stock.

Moreover, officers and directors collectively own approximately 59.3% (96.9% at April 8, 2013) of the outstanding common stock of the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our administrative offices are located at 134 Vintage Park Blvd., Suite A-183, Houston, Texas 77070.

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

PART II -     Other Information

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares are listed on the electronic OTC Markets, a regulated quotation service, under the symbol "RDSH."  Listed below are the highest and lowest bid prices for our common stock for each calendar quarter for 2012 and 2011 as reported on the OTCBB, and represents inter-dealer quotations, without retail markup, markdown, or commission and may not be reflective of actual transactions.

Quarter Ended	High	Low

Dec 31, 2012	$0.020	$0.005
Sep 30, 2012	0.021	0.005
Jun 30, 2012	0.070	0.003
Mar 31, 2012	0.050	0.010

Dec 31, 2011	$0.750	$0.010
Sep 30, 2011	0.750	0.750
Jun 30, 2011	1.010	0.230
Mar 31, 2011	0.250	0.230

At December 31, 2012, there were 187,633,430 shares of our common stock issued and outstanding.

Holders

As of December 31, 2012, we had approximately 552 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 10, 2011, we issued 5 million shares as a down payment on an acquisition in Brisbane, Queensland, Australia.  We valued these shares at the closing price on the grant date and initially recorded a “Prepaid Acquisition Cost” of $1,250,000.  However, as this acquisition was never consummated, we have therefore reserved this amount and have charged “Costs Related to Abandoned Acquisition” with the full $1,250,000.

On March 12, 2013, we increased the number of common shares authorized from one billion to three billion and issued our Chief Executive Officer 2,300,000,000 shares.

Also on March 12, 2013, the Board of Directors created a Series “A” Preferred Stock, authorizing 4 shares and issuing our Chief Executive Officer, Micheal Nugent, 1 share.

Also on March 12, 2013, the Board of Directors created a Series “B” Preferred Stock, authorizing 10,000,000 shares and issuing our Chief Executive Officer, Micheal Nugent, 39,312 shares.

For a discussion of the rights associated with the shares created and issued on March 12, 2013, see Note 10 to the financial statements.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $467,962 for the period from inception (September 26, 2008) to December 31, 2012, recurring losses, and negative working capital at December 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Results of Operations – Comparison of Years Ended December 31, 2012 Versus 2011

Revenues

Revenues were nil for the years ended both December 31, 2012 and 2011.  Although we attempted several acquisitions during 2011 to augment revenues sources, none was successful.

General and Administrative Expenses

Our general and administrative expenses were $153,674 for the year ended December 31, 2012 versus $125,339 for the same period in 2011, representing an 23% increase over 2011.  The increase is mostly due to increases in statutory compliance costs.

Costs Related to Abandoned Acquisitions

We had costs related to abandoned acquisitions during the year ended December 31, 2011 of $1,250,000 versus none during the same period in 2012.  The costs in 2011 include our attempted acquisition of Royans Brisbane in Brisbane, Australia, whereas 2010 included only a cash payment during 2010 to an acquisition target.

Depreciation Expense

Depreciation expense for the year ended December 31, 2012 was $21,246 versus $36,056 during the same period in 2011. The expense decreased because some of our assets became fully depreciated during 2012.

Interest Expense

Interest expense is considerably more for the year ended December 31, 2012 versus the same period in 2011 ($4,256 versus $222, respectively) due to borrowings from related parties.

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

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Roadships Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Roadships Holdings, Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and the period from September 26, 2008 (inception) to December 31, 2012.   These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadships Holdings, Inc. (A Development Stage Company) and consolidated subsidiaries as of December 31, 2012 and 2011, and the results of its operations, and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas

www.mkacpas.com

April 16, 2013

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2012 and 2011

	12/31/12	12/31/11

ASSETS

Current assets:
Cash	$306	$231
Total current assets	306	231

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $112,836 and $90,725 as of December 31, 2012 and 2011, respectively	10,274	32,385
TOTAL ASSETS	$10,580	$32,616

LIABILITIES
Accounts payable and accrued expenses	$20,611	$26,274
Accounts payable – related party	638	-
Bank overdraft	35	-
Loans from related parties	123,006	26,222
Total current liabilities	144,290	52,496

TOTAL LIABILITIES	144,290	52,496

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value. 1 billion shares authorized. 187,633,430 issued and outstanding at December 31, 2012 and 2011.	187,633	187,633
Additional paid in capital	5,451,992	5,385,328
Deficit accumulated during the development stage	(5,773,335)	(5,592,841)

TOTAL STOCKHOLDERS' DEFICIT	(133,710)	(19,880)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,580	$32,616

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2012, 2011 and from
Inception (September 26, 2008) to December 31, 2012

	Year Ended December 31,
	2012	2011	Inception (9/26/08) to 12/31/12

REVENUES AND GROSS MARGIN
Revenues	$-	$-	$13,636
Cost of sales	-	-	16,215
Gross margin	-	-	(2,579)

EXPENSES
General and administrative	153,674	125,339	4,382,531
Depreciation	21,246	36,056	111,998
Total operating expenses	174,290	161,395	4,494,529

Operating income / (loss)	(174,920)	(161,395)	(4,497,108)

OTHER INCOME / (EXPENSE)
Interest expense	(4,256)	(222)	(5,062)
Costs related to abandoned acquisitions	-	(1,250,000)	(1,270,760)
Total other	(4,256)	(1,250,222)	(1,275,822)

Foreign exchange gains / (losses)	(1,318)	(434)	(405)

Net loss	$(180,494)	$(1,412,051)	$(5,773,335)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	187,633,430	187,290,964

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC.  AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from Inception (September 26, 2008) to December 31, 2012

		Common Stock
	Date	Shares	Amount		Additional Paid In Capital	Deficit Accumulated During the Development Stage		Total Stockholders' Equity / (Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000		$53,750	$(53,750)		$-	$-
Net loss 9/26/08 to 12/31/08							(220)	(220)
Balances, 12/31/08		53,750,000		53,750	(53,750)		(220)	(220)

Shareholder forgiveness of debt	04/01/09		$		$1,980	$		$1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000		10	(10)			-
Stock dividend to existing shareholders	06/15/09	106,197,430		106,197	(106,197)			-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500		1	108,073			108,074
Shares issued to President for services	10/01/09	5,000,000		5,000	845,000			850,000
Shares issued for services	11/19/09	7,675,500		7,676	1,296,077			1,303,752
Reduction of notes payable by related party					2,926			2,926
Contribution of equipment by related party					7,427			7,427
Payment of expenses by shareholders					115,246			115,246
Net loss, year ended 12/31/09							(2,297,656)	(2,297,656)
Balance, 12/31/09		172,633,430		$172,633	$2,216,772		$(2,297,876)	$91,529

ROADSHIPS HOLDINGS, INC.  AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from Inception (September 26, 2008) to December 31, 2012
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

ROADSHIPS HOLDINGS, INC.  AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from Inception (September 26, 2008) to December 31, 2012
(Continued)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity / (Deficit)

Grant of options to officers	07/02/12			66,664		66,664
Net loss					(180,494)	(180,494)

Balance, 12/31/12		187,633,430	$187,633	$5,451,992	$(5,773,335)	$(133,710)

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and from
Inception (September 26, 2008) to December 31, 2012

	Year Ended December 31,
	2012	2011	Inception (9/26/08) to 12/31/12

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(180,494)	$(1,412,051)	$(5,773,335)
Depreciation expense	21,246	36,056	111,998
Non-cash compensation	66,664	1,250,000	3,920,414
Non-cash costs related to abandoned acquisitions	-	-	1,250,000

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,039)	18,924	23,350
Accounts payable – related party	638		638
Capital lease obligation	-	(1,236)	(5,559)
Interest payable	4,256	222	4,532
Net cash used in operating activities	(92,729)	(108,085)	(467,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	-	16,250	59,206
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	-	-	(7,400)
Payment of expenses by related parties	-	65,626	287,166
Cash proceeds from shareholder loan	108,194	26,000	134,194
Principal payments on shareholder loans	(14,072)	-	(14,072)
Net cash provided by (used in) financing activities	94,122	107,876	466,494

Effect of foreign exchange transactions	(1,318)	13	1,774

Net increase/(decrease) in cash	75	(196)	306
Cash and equivalents - beginning of period	231	427	-
Cash and equivalents - end of period	$306	$231	$306

SUPPLEMENTARY INFORMATION
Cash paid for interest	$1,916	$-	$1,916
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	-	-	108,074
Forgiveness of shareholder loan	-	-	1,980
Deposit on acquisition paid in stock	-	1,250,000	1,250,000

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Short Sea Shipping Flagship Vessel

Per ship cost is a variable, as requisite construction materials are largely commodities that are affected by changing market conditions. In October 2005, Roadships developed construction costing on Roadships Flagship Vessels from STX Marine Group [Canada, Europe and USA] (“STXM”) of Ninety Million USD ($90,000,000). Subsequently, in October 2008, at the height of the crude oil  run-up, the Company requested updated costing from STXM, which came in at double the first estimate; i.e., One Hundred Eighty Million USD ($180,000,000). For the purposes of these financial projections, management has utilized the average of $90,000,000 and $180,000,000, or One Hundred Thirty Five Million USD ($135,000,000).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents.  The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.  There were no cash equivalents as of December 31, 2012 and 2011.

Property, Plant and Equipment

We record our property plant and equipment at historical cost.  The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset’s useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At December 31, 2012 and 2011, we had $294 and $214 Australian Dollars, respectively ($306 and $218 US Dollars, respectively) deposited into Australian banks.  Additionally, we had $0 and $13 dollars on deposit with US banks at December 31, 2012 and 2011, respectively.

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

Capital Leases
We account for capital leases as defined in ASC 840-30 – Capital Leases.  Some of the assets of our subsidiary in Australia, Roadships Freight Pty Ltd. (formerly Endeavor Logistics Pty Ltd.) were subject to certain capital lease obligations which we have recognized.  Our Chief Executive Officer, Micheal Nugent, made interest and principal payments on this capital lease obligation which culminated during the year ended December 31, 2011.  As of December 31, 2012 and 2011, these lease obligations have been satisfied.

For the years ended December 31, 2012 and 2011, capital lease obligation payments were $0 and $1,236, respectively.  Unpaid capital lease obligations were $0 at both December 31, 2012 and 2011.

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

The Following table represents our assets and liabilities at December 31, 2012 by level measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

	None	None	None

The Following table represents our assets and liabilities at December 31, 2011 by level measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3

	None	None	None

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

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2012 and 2011.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Note 3 – Going Concern

As of December 31, 2012, we have not begun sustainable operations.  Moreover, there is no guarantee that we will acquire the capital to procure additional producing assets that will generate positive cash flows from operations.  Roadships Holdings’ financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the twelve months ended December 31, 2012 and 2011, certain beneficial shareholders paid expenses of $0 and $65,626, respectively, and contributed cash of $0 and $16,250, respectively.  These contributions are included as increases in Additional Paid in Capital.  Additionally, for the years ended December 31, 2012 and 2011, certain beneficial shareholders made cash loans the Company of $108,194 and $26,000, respectively.  These loans are made pursuant to a Promissory Note (the “Note”) with simple interest payable at 5% on un-matured amounts.  The Note is callable by the maker at any time, after which, if not paid, the interest rate increases to 10%.  We accrued $4,256 and $222 of interest as of the year ended December 31, 2012 and 2011, respectively and made cash interest payments of $1,916 and $0, respectively.

Note 5 – Capital Structure

At December 31, 2010, we had 182,633,430 shares outstanding.  During the twelve months ended December 31, 2011 and 2012, we issued the following shares:

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

Options Awards

On July 2, 2012, we granted 10 million options to purchase our common stock to each of our Chief Executive and Chief Financial Officers (20 million total) of which 5 million each vest immediately (10 million total).  The options were valued using the Black-Scholes option pricing model using as inputs:

•	closing price on measurement date: $0.006;
•	expiry date: July 2, 2013 and April 19, 2013, respectively.
•	exercise price: $0.001;
•	volatility: 567.37%;
•	discount (risk-free) rate: varying 0.13% and 0.26%

These options were expensed based on the greater of the amount vested or straight-line over the service term. The Company recorded $66,664 of options expense during the year ended December 31, 2012 as an increase in Additional Paid in Capital and General and Administrative Costs.

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

Note 6 – Acquisitions

On January 10, 2011, we issued 5 million shares as a down payment on an acquisition in Brisbane, Queensland, Australia.  We valued these shares at the closing price on the grant date and initially recorded a “Prepaid Acquisition Cost” of $1,250,000.  Management regards the likelihood of consummating this acquisition within the next twelve months as unlikely.  We therefore reserved this amount during the year ended December 31, 2011  and charged “Costs Related to Abandoned Acquisition” with the full $1,250,000.

Note 7 – Property, Plant and Equipment

At December 31, 2012 and 2011, property, plant and equipment were comprised of the following:

	12/31/12	12/31/11

Office furniture	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total property, plant and equipment	123,110	123,110
Less: accumulated depreciation	(112,836)	(90,725)
Total property, plant and equipment (net)	$10,274	$32,385

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

The assets consisted of office furniture and equipment, equipment and vehicles and are recorded at the historical cost of Mr. Nugent.  Some of the equipment included in the assets of Roadships Freight were financed using a lease which we have accounted for as a capital lease.   There were unpaid lease payments at the time Roadships acquired Roadships Freight.  These leases were serviced personally by Mr. Nugent.  As of December 31, 2011, the lease obligations have been fully discharged.

During the year ended December 31, 2012 and 2011, Mr. Nugent contributed additional principal and interest against these liabilities of  $0 and $1,236, respectively.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2012	2011
Net operating loss carry-forward (Deferred tax asset)	$234,355	$171,182
Valuation allowance	(234,355)	(171,182)
Net future income taxes	$-	$-

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

Our tax loss carry-forward of approximately $235,000 will begin to expire in 2022.

Note 9 – Capital Lease Obligation

On June 15, 2009, we acquired Roadships Freight Pty Ltd. (formerly Endeavour Logistics Pty. Ltd.).  Some of the assets of that Company were subject to certain capital lease obligations which we have recognized.  Our Chief Executive Officer, Micheal Nugent, has been making interest and principal payments this capital lease obligation.

For the years ended December 31, 2012 and 2011, capital lease obligation payments were $0 and $1,236,  respectively.

Note 10 – Subsequent Events

On March 12, 2013, our Board of Directors authorized a number of changes to our capital structure.

Common Stock

The Board authorized an increase in the number of common shares authorized from one billion to three billion shares, changing the par value from $0.001 to $0.00001.  The Board also authorized the issuance of 2,300,000,000 shares to our Chief Executive Officer, Micheal Nugent, in exchange for retirement of certain debts to him.  This issuance increased the Mr. Nugent’s beneficial ownership percentage from 59.3% to 96.9%.

Series A Convertible Preferred Stock

On March 12, 2013, the Board Authorized the creation of a Series “A” Convertible Preferred Stock authorizing 4 (four) shares and issuing 1 (one) share to our Chief Executive Officer, Micheal Nugent.  For a full discussion of the rights of this series of convertible preferred stock, see our disclosure on Form 8-K filed March 15, 2013 which is incorporated here by reference.

Series B Convertible Preferred Stock

On March 12, 2013, the Board Authorized the creation of a Series “B” Convertible Preferred Stock authorizing 10,000,000 shares and issuing 39,312 shares to our Chief Executive Officer, Micheal Nugent in exchange for the retirement of certain debts owed to him.  For a full discussion of the rights of this series of convertible preferred stock, see our disclosure on Form 8-K filed March 15, 2013 which is incorporated here by reference.

We have evaluated subsequent events through the date of this report.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of December 31, 2012, the directors and executive officers and their positions, are as follows:

Name	Age	Position
Michael Nugent	50	Chairman and Chief Executive Officer
Michael Norton-Smith	65	Director and Chief Financial Officer
Robert McClelland	59	Director and Corporate Secretary
Patrick Greene	45	Director, Executive and Executive Vice President

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

Michael Norton-Smith

Michael Norton-Smith, age 65, is a certified public accountant in Australia. Mr. Norton-Smith, brings 35 years of financial and corporate experience to Roadships Holdings, Inc.  His engagement is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Norton-Smith has held the following positions:

Position(s) Held	From	To	Employer	Business Operations
CFO, Director	2011	Present	Novagen Solar, Inc.	environmental solutions
Director, Secretary	2009	Present	ACN 108 217 947 Pty Ltd	accounting & taxation services
Chief Financial Officer	2011	Present	Loadstone Motor Corporation Pty Ltd.	engine development
Director, Secretary	2003	Present	Patanga Investments Pty Ltd.	consulting cervices
Director, Secretary, CFO	2010	Present	Remote Contractors Pty Ltd.	earthmoving contractor
Director	2006	Present	Classic Livestock Management Services Pty Ltd.	livestock assessment
Director	2010	Present	Colgold Ltd.	abalone farming
Director	2007	Present	MNSRA Pty Ltd.	plantation investment
Director, Secretary	2010	Present	Platinum River Developments Pty Ltd.	property development
Director, Secretary	2010	Present	Queensland Venture Capital Pty Ltd.	non-operating
Director, Secretary	2010	Present	Southdav Australia Pty Ltd.	non-operating
Director, Secretary	2010	Present	Southdav Australia Pty Ltd.	non-operating
Director/Secretary	2010	Present	JJM Property Investments Pty Ltd.	non-operating
Director/Secretary	2009	Present	Carbonleaf Limited	non-operating

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

Board of Directors and Committees

Our Board of Directors presently consists of four members: Michael Nugent, Michael Norton-Smith, Robert McClelland and Patrick Greene.  Our Bylaws generally provide for majority approval of directors in order to adopt resolutions.  The Board of Directors may be expanded in the future.  All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors.  The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

As of December 31, 2012, Mr. Michael Norton-Smith is the only director that met the definition of “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-B.  Mr. Norton-Smith is not independent.

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

Item 11. Executive Compensation

Summary Compensation

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under the scaled disclosure requirements, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2012 and 2011, to our Chief Executive Officer, our Chief Financial Officer, our Executive Vice President and our Corporate Secretary.

SUMMARY COMPENSATION TABLE
Name and Princpal Position	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Micheal Nugent	2012	$-	$29,877	$29,877
Chief Executive Officer	2011	-	-	-

Michael Norton-Smith	2012	-	29,877	29,877
Chief Financial Officer	2011	-	-	-

Robert McClelland	2012	-	-	-
Corporate Secretary	2011	-	-	-

Patrick Greene	2012	-	-	-
Executive Vice President	2011	-	-	-

Robert Smith (1)	2012	-	-	-
President and Corporate Secretary	2011	-	-	-

1.	Mr. Smith resigned from his positions on October 28, 2011.

Narrative to Summary Compensation Table

All of the compensation

Employment Agreements of Named Executive Officers

All of the compensation described in the foregoing table was paid to the Named Officers pursuant to agreements with Roadships Holdings, Inc.

Agreement with Mr. Nugent – On July 2, 2012, the Company entered into an employment agreement with Mr. Nugent for a term of one year, and is subject to further automatic renewals for annual periods up to an additional two years.  The employment agreement provides that Mr. Nugent receive annual cash compensation of $1.  On the same date, the Company entered into an Inventive Stock Option with Mr. Nugent whereby Mr. Nugent is awarded options to purchase 10 million shares of common stock at $0.001 per share, with 5 million shares vesting July 2, 2012 and the remainder vesting July 2, 2013.  All options expire one year from their vesting date.  Mr. Nugent’s employment agreement was filed as exhibit 10.4 to our Form 8-K filed July 9, 2012 and is incorporated herein by reference.

Agreement with Mr. Norton-Smith - On April 20, 2012, the Company entered into an employment agreement with Mr. Norton-Smith for a term of one year, and is subject to further automatic renewals for annual periods up to an additional two years.  The employment agreement provides that Mr. Norton-Smith receive annual cash compensation of $1.  On July 2, 2012, the Company entered into an Inventive Stock Option with Mr. Norton-Smith whereby Mr. Norton-Smith is awarded options to purchase 10 million shares of common stock at $0.001 per share, with 5 million shares vesting April 19, 2012 and the remainder vesting April 12, 2013.  All options expire one year from their vesting date.  Mr. Norton-Smith’s employment agreement was filed as exhibit 10.1 to our Form 8-K filed April 20, 2012 and is incorporated herein by reference.

Agreement with Mr. McLelland - On July 2, 2012, the Company entered into an employment agreement with Mr. McLelland for a term of one year, and is subject to further automatic renewals for annual periods up to an additional two years.  The employment agreement provides that Mr. McLelland receive annual cash compensation of $1.   Mr. McLelland’s employment agreement was filed as exhibit 10.3 to our Form 8-K filed July 9, 2012 and is incorporated herein by reference.

Agreement with Mr. Greene - On July 2, 2012, the Company entered into an employment agreement with Mr. Greene for a term of one year, and is subject to further automatic renewals for annual periods up to an additional two years.  The employment agreement provides that Mr. Greene receive annual cash compensation of $1.   Mr. Greene’s employment agreement was filed as exhibit 10.2 to our Form 8-K filed July 9, 2012 and is incorporated herein by reference.

Long-term Incentive Plans

We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2012 for our Named Officers. The table also summarizes nonvested stock awards assuming a market value of $0.015 per share (the closing market price of the Company’s stock on December 31, 2012).

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
	Exercisable (#)	Unexercisable (#)	$

Micheal Nugent	5,000,000	-	$0.001	07/12/13	-	-
	-	5,000,000	0.001	07/12/14	5,000,000	75,000

Michael Norton-Smith	5,000,000	-	$0.001	04/19/13	-	-
	-	5,000,000	0.001	04/19/14	5,000,000	75,000

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

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not as of December 31, 2012 have any material terms, contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2011.

Director Compensation Table (2012)
Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity deferred comp. earnings	Non-qualified deferred comp. earnings	All other	Total

Michael Nugent	$-	$-	$-	$-	$-	$-	$-
Michael Norton-Smith	-	-	-	-	-	-	-
Robert McClelland	-	-	-	-	-	-	-
Patrick Greene	-	-	-	-	-	-	-

Our board of directors is comprised of Michael Nugent, Michael Norton-Smith, Robert McClelland and Patrick Greene who also serve as officers of the Company.  None of our directors has a compensation arrangement with the Company, except those agreements entered into in their capacity as officers, and have not been compensated since the company’s inception in 2008.

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

Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Micheal Nugent	134 Vintage Park Blvd., Suite A-183	112,682,205	60.1%
	Houston, Texas 77070
Robert McClelland	134 Vintage Park Blvd., Suite A-183	8,403,524	4.5%
	Houston, Texas 77070
Patrick Greene	134 Vintage Park Blvd., Suite A-183	2,813,856	1.5%
	Houston, Texas 77070

(1)	Applicable percentage owned is based on 187,633,430 shares outstanding at December 31, 2012.
(2)	Includes shares owned by legal entities controlled by our officers and directors.

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

For the twelve months ended December 31, 2012, certain beneficial shareholders made cash loans to the Company of $108,194, received interest payment from the Company totalling $1,916 and received principal payments of $14,072.  Additionally, 10 million options were granted each to our Chief Executive and Chief Financial Officers (see Note 5 to the Financial Statements).

Director Independence

During the year ended December 31, 2012, Michael Nugent, Michael Norton-Smith Robert McClelland and Patrick Greene served as our directors.   Robert Smith served as a director until his resignation on October 28, 2011.

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

Audit and Review Fees.  We paid M&K, CPAS, PLLC for audit and review fees of $9,800 for 2012 and $26,500 for 2011.

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

Roadships Holdings, Inc.
Date: April 16, 2013	By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Micheal Nugent
Micheal Nugent	Date: April 16, 2013
Chairman and Chief Executive Officer

/s/ Michael Norton-Smith
Michael Norton-Smith	Date: April 16, 2013
Director and Chief Financial Officer

/s/ Patrick Greene
Patrick Greene	Date: April 16, 2013
Director and Executive Vice President

/s/ Robert McClelland
Robert McClelland	Date: April 16, 2013
Director and Corporate Secretary