Form 10-Q
period 2013-03-31
ROADSHIPS HOLDINGS, INC.
filed 2013-05-31
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of May 24, 2013, was 2,987,633,430.

ROADSHIPS HOLDINGS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	03/31/13 (Unaudited)	12/31/12 (Audited)
ASSETS

Current assets:
Cash	$566	$306
Total current assets	566	306

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $114,599 and $112,836 as of March 31, 2013 and December 31, 2012, respectively	8,511	10,274
TOTAL ASSETS	$9,077	$10,580

LIABILITIES
Accounts payable and accrued expenses	$379,233	$20,611
Accounts payable - related party	638	638
Bank overdraft	95	35
Loans from related parties	12,899	123,006
Total current liabilities	392,865	144,290
TOTAL LIABILITIES	392,865	144,290

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value. Three billion shares authorized. 2,487,633,430 and 187,633,430 issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	24,876	1,876
Series A Convertible Preferred Stock, par value $0.0001. 4 shares authorized, 1 and zero shares outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Series B Convertible Preferred Stock, par value $0.00001. 10,000,000 shares authorized, 39,312 and zero shares outstanding at March 31, 2013 and December 31, 2012, respectively	-	-

Additional paid in capital	226,828,225	5,637,749
Development stage deficit	(227,236,889)	(5,773,335)

TOTAL STOCKHOLDERS’ DEFICIT	(383,788)	(133,710)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,077	$10,580

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012	Inception (9/26/08) to 03/31/13

REVENUES AND GROSS MARGIN
Revenues	$-	$-	$13,636
Cost of sales	-	-	16,215
Gross margin	-	-	(2,579)

EXPENSES
General and administrative	409,321	33,949	4,791,852
Depreciation	1,767	9,012	113,765
Total operating expenses	411,088	42,961	4,905,617

Operating loss	(411,088)	(42,961)	(4,908,196)

OTHER INCOME / (EXPENSE)
Interest expense	(1,077)	(636)	(6,139)
Loss on debt extinguishment	(221,051,734)	-	(221,051,734)
Costs related to abandoned acquisition	-	-	(1,270,760)
Total other	(221,052,811)	(636)	(222,328,633)

Foreign exchange gains / (losses)	345	(2,609)	(60)

Net loss	$(221,463,554)	$(46,206)	$(227,236,889)

Net loss per common share - basic and diluted	$(0.33)	$-

Weighted average shares outstanding	673,188,986	187,633,430

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)

		Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid In	Deficit Accumulated During the Development	Total Stockholders' Equity /
	Date	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Inception – Issuance of founders shares September 26, 2008	09/26/08	53,750,000	$538		$-		$-	$(538)	$-	$-
Net loss 9/26/08 to 12/31/08									(220)	(220)
Balances, 12/31/08		53,750,000	538	-	-	-	-	(538)	(220)	(220)

Shareholder forgiveness of debt	04/01/09							$1,980	$	$1,980
Shares issued to acquire Roadships Acquisitions Pty, Ltd (Australia)	05/30/09	10,000	-					-		-
Stock dividend to existing shareholders	06/15/09	106,197,430	1,061					(1,061)		-
Shares issued to acquire Endeavour Logistics Pty, Ltd.	06/22/09	500	-					108,074		108,074
Shares issued to President for services	10/01/09	5,000,000	50					849,950		850,000
Shares issued for services	11/19/09	7,675,500	77					1,303,675		1,303,752
Reduction of notes payable by related party								2,926		2,926
Contribution of equipment by related party								7,427		7,427
Payment of expenses by shareholders								115,246		115,246
Net loss, year ended 12/31/09									(2,297,656)	(2,297,656)
Balance, 12/31/09		172,633,430	$1,726	-	-	-	-	2,387,679	$(2,297,876)	$91,529

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)
(Continued)

		Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid In	Deficit Accumulated During the Development	Total Stockholders' Equity /
	Date	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Payment of expenses by shareholders								104,316		104,316
Cash contributions by shareholders								42,956		42,956
Stock based compensation	11/24/10	10,000,000	100					1,699,900		1,700,000
Interest and principal payments made by related party								4,408		4,408
										-
Net loss									(1,882,914)	(1,882,914)
Balance, 12/31/10		182,633,430	1,826	-	-	-	-	4,239,259	(4,180,790)	60,295

Shares issued as deposit for acquisition	01/25/11	5,000,000	50					1,249,950		1,250,000
Expenses paid by affiliates								64,390		64,390
Cash contributed by related party								16,250		16,250
Interest and principal payments made by related party								1,236		1,236
Net loss									(1,412,051)	(1,412,051)
Balance, 12/31/11		187,633,430	$1,876	-	-	-	-	5,571,085	$(5,592,841)	$(19,880)

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)
(Continued)

		Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid In	Deficit Accumulated During the Development	Total Stockholders' Equity /
	Date	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Grant of options to officers	07/02/12							66,664		66,664
Net loss									(180,494)	(180,494)

Balance, 12/31/12		187,633,430	$1,876	-	-	-	-	5,637,749	$(5,773,335)	$(133,710)

Common shares issued for debt reduction		2,300,000,000	23,000					22,977,000		23,000,000
Class A Preferred shares issued for debt reduction				1	-			99,900,510		99,900,510
Class B Preferred shares issued for debt reduction						39,312	-	98,280,000		98,280,000
Amortization of officer options								32,966		32,966
Net loss									(221,463,554)	(221,463,554)
										-
Balance, 03/31/13		2,487,633,430	$24,876	1	-	39,312	-	226,828,225	$(227,236,889)	$(383,788)

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Inception (9/26/08)
	2013	2012	to 03/31/13

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(221,463,554)	$(46,206)	$(227,236,889)
Depreciation expense	1,767	9,012	113,765
Stock Options Expense	32,966	-	3,953,380
Non-cash costs related to abandoned acquisitions	-	-	1,250,000
Loss on retirement of debt	221,051,734	-	221,051,734

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	360,332	(4,928)	383,682
Accounts payable - related party	-	-	638
Capital lease obligation	-	-	(5,559)
Interest payable	-	636	4,532
Net cash used in operating activities	(16,755)	(41,486)	(484,717)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder contributions	-	-	59,206
Proceeds from notes payable	-	-	7,400
Principal payments on notes payable	-	-	(7,400)
Payment of expenses by related parties	-	-	287,166
Cash proceeds from shareholder loan	17,360	-	151,554
Principal payments on shareholder loans	-	38,662	(14,072)
Net cash provided by financing activities	17,360	38,662	483,854

Effect of foreign exchange transactions	(345)	2,609	1,429

Net increase/(decrease) in cash	260	(215)	(566)
Cash and equivalents - beginning of period	306	231	-
Cash and equivalents - end of period	$566	$16	$566

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended March 31,		Inception (9/26/08) to
	2013	2012	03/31/13

SUPPLEMENTARY INFORMATION
Cash paid for interest	1,916	-	1,916
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Acquisition of Endeavor Logistics Pty, Ltd. for stock	-	-	108,074
Forgiveness of shareholder loan	-	-	1,980
Deposit on acquisition paid in stock	-	1,250,000	1,250,000
Common stock issued to settle debt	23,000
Preferred stock issued to settle debt	98,281

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

Note 1 – Organization and Nature of Business

History

Roadships Holdings, Inc. was formed in Delaware on June 5, 2006 as Caddystats, Inc. (Roadships Holdings, Inc. and Caddystats shall hereinafter be collectively referred to as “Roadships” “Caddystats” “Roadships Holdings”, the “Company”, “we’ or “us”).

The Company adopted the accounting acquirer’s year end, December 31.

Our Business

Roadships is an emerging company in the short-sea and ground freight industry sectors operating through its wholly owned subsidiaries in the United States and Australia.

We have acquired several domestic and foreign subsidiaries to facilitate our entry into these markets. In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets in North America. Roadships America, Inc. was established to develop and accommodate organic growth within the North America markets.

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

In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets throughout North America. Roadships America, Inc., was established to develop and accommodate organic growth within the North America markets.

Roadships is currently attempting to develop a High Speed (HS) Monohull ship design based on a vessel concept that was initially developed by Kvaerner Masa Yards - Technology (now STX Europe). The HS vessel design was conceived in the early 1990’s for short sea shipping transportation throughout Europe using a hull form derived from a high speed ROPAX ferry built in Helsinki, Finland. This hull form was extensively tested and improved over a period of 5 years to optimize the hull form that offers the least resistance and allows the ship to maintain speed up to SS5.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2013. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2012, as reported in Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At March 31, 2013 and December 31, 2012, we had $591 and $294 Australian Dollars, respectively ($566 and $306 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2013 as the effect of our potential common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ‘‘Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

Note 4 – Related Party Transactions

For the three months ended March 31, 2013, we had the following transactions with our major shareholder and Chief Executive Officer, Micheal Nugent:

•	We received $17,360 in cash loans to pay operating expenses,

•	We accrued $1,077 in interest payable,

•
We issued 2,300,000,000 shares of common stock to Mr. Nugent, retiring $23,000 of accumulated debts owed to him, and recording a loss on retirement of debt of $22,977,000 (see Note 5 for a more detailed explanation of this stock issuance),

•
We issued 1 share of Class A Convertible Preferred Stock and 39,312 Series B Convertible Preferred Stock, retiring $98,281of accumulated debts owed to him, and recording a loss on retirement of debt of $198,082,229, collectively, for these two issuances (see Note 5 for a more detailed explanation of this stock issuance),

•	We recorded a foreign exchange gain associated with the extinguishment of debt of $7,495.

According to our agreement with this shareholder, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

As of the date of this report, no principal or interest has been called by the maker of the note. The outstanding balance at March 31, 2013 is $11,722 and 1,077, respectively, for principal and interest.

Note 5 – Capital

At December 31, 2012, we had 187,633,430 common shares issued and outstanding from a total of 1 billion authorized.

Common Stock

On March 12, 2013, the Board of Directors voted to increase the number of common shares authorized to 3,000,000,000, changing the par value of the shares to $0.00001. The Consolidated Statement of Stockholders’ Equity / (Deficit) included in this quarterly report has been adjusted to reflect this change in par value.

Also on March 12, 2013, the Company issued to our Chief Executive Officer, Micheal Nugent, 2,300,000,000 shares of common stock in exchange for a reduction in debt from the Company to him in the amount of $23,000. We valued the shares at their fair value of the stock’s closing price on the grant date, recording an increase to Additional Paid in Capital of $23,000,000, a reduction of interest and principal of $2,437 and 20,563, respectively, and recorded a loss on retirement of debt of $22,977,000.

Preferred Stock

On March 12, 2013, the Board of Directors authorized 4 shares of Class A Convertible Preferred Stock and 10,000,000 shares of Class B Convertible Preferred Stock.  Class A and B Convertible Preferred Stock have the following attributes:

Series A Convertible Preferred Stock

The Series A Preferred Stock is convertible into the number of shares of Common Stock which equals 4 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of conversion, plus ii) the total number of shares of Series B Preferred Stocks which are issued and outstanding at the time of conversion.

The Series A Preferred Stock voting rights are equal to the number of shares of Common Stock which equals 4 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding, plus ii) the total number of shares of Series B Preferred Stocks which are issued and outstanding.

Series B Convertible Preferred Stock

Each share of Series B Preferred Stock is convertible at par value $0.00001 per share (the “Series B Preferred”), at any time, and/or from time to time, into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series B Preferred Stock ($2.50), divided by the par value of the Series B Preferred (par value of $0.0001per share), subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

Based on the $2.50 price per share of Series B Preferred Stock, and a par value of $0.0001 per share for Series B Preferred each share of Series B Preferred Stock is convertible into 250,000 shares of Common Stock.

Each share of Series B Preferred Stock has 10 votes for any election or other vote placed before the shareholders of the Common stock

The Preferred A stock has a stated value of $.0001 and no stated dividend rate and is non-participatory.  The Series A and Series B has liquidation preference over common stock. The Voting Rights for each share of Series A is equal to 1 vote per share (equal to 4 times the number of common and Preferred B shares outstanding) and Series B Preferred Stock have 10 votes per shares.

The Holder has the right to convert the Preferred A and B to common shares of the Company with the Series A convertible to 4 times the number of common and Preferred B shares outstanding and Series B convertible to 250,000 common shares per Preferred B share. The Preferred Series A and Series B represents voting control based on management’s interpretation of the Company bylaws and Certificate of Designation.

Issuances of Preferred Stock

On March 12, 2013, the Company issued 1 share of Series A Convertible Preferred Stock and 39,312 shares of Series B Convertible Preferred Stock to our Chief Executive Officer, Micheal Nugent, in exchange for a reduction of debt in the amount of $98,281.

Valuation of Control Rights

Control is managed both through the Common Stock; Preferred Series A and Series B voting rights and the control over the covenants, articles and by laws. We estimated the control premium for the voting control of the Holders Common Stock; Preferred Series A shares and Series B shares based on Transportation; Construction Contractors & Engineering Services; Distribution;and Industrial & Farm Equipment & Machinery industries at 19.70% as of3/12/13. This control premium was derived by utilizing historical median control premium over the last 20 years within the Company’s similar industry.

We deemed the value of the Control premium was $393,600 which was based on the following inputs:

1.	The common stock price was $.01 as of 3/12/13;

2.
187,633,430 common shares outstanding and the Holders Securities representing control and majority voting rights: 2,300,000,000 Common Shares (92,613,893 and 6,174,254 shares previously held by the Holder); 1 share of Preferred Series A (9,950,690,968 voting rights) and 39,312 Series B Preferred shares issued (393,120 voting rights);

3.	A 19.70% premium over the common shares for the voting preferences;

4.
9,950,690,968 voting rights of the issued 2,300,000,000 Common Shares (92,613,893 and 6,174,254 shares previously held by the Holder); 1 share of Preferred Series A (9,950,690,968 voting rights) and 39,312 Series B Preferred shares issued (393,120 voting rights) based on the Company bylaws and Managements interpretation of the Certificate of Designation; and

5.	12,438,717,518 total voting rights – all shares issued and outstanding

6.	A 99.26% voting control from the issued Common; Preferred A and Preferred B shares.

We therefore valued the Control Premium at $393,600, and valued all of the features of all classes of stock issued on March 12, 2013, according to the table below.

	Common Stock	Series A Convertible Preferred	Series B Convertible Preferred

Common Stock
Number of shares outstanding at March 12, 2013		1	39,312
Closing price of common stock on grant date	$0.01	$0.01	$0.01
Common shares outstanding immediately before grant	187,633,430
March 12, 2013 grant	2,300,000,000
Common shares outstanding, March 12, 2013	2,487,633,430
March 12, 2013 grant at closing price	$23,000,000

Series A Beneficial Conversion Feature
Number of shares convertible of Series A into common:
(4 x 2,487,633,430) + (39,312 x 4)		9,950,690,968
Series A value on grant date		$99,506,910

Series B Beneficial Conversion Feature
Per share conversion ratio			250,000
Number of shares issuable upon conversion			9,828,000,000
Series B value on grant date			$98,280,000

Recap of stock issuance valuations
Common stock fair value at grant date	23,000,000
Preferred Stock Beneficial Conversion Feature		99,506,910	98,280,000
Control Premium value		393,600
Total value recorded	$23,000,000	$99,900,510	$98,280,000

Therefore, in recording the issuance of Series A and B Convertible Preferred Stock, we increased Additional Paid Capital by $198,180,510 ($99,900,510 + $98,280,000), reduced the principal amount owed to Mr. Nugent in the amount of $98,281, and recorded a loss on retirement of debt of $198,082,229.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at March 31, 2013 and December 31, 2012 are as follows:

	03/31/13 (Unaudited)	12/31/12 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(114,599)	(112,836)
Net fixed assets	$8,511	$10,274

Note 7 – Subsequent Events

Subsequent to March 31, 2013, we issued 500,000,000 shares to five consultants for services.

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

Results of Operations - Three Months Ended March 31, 2013 versus 2012

We had general and administrative expenses of $409,321 for the three months ended March 31, 2013 versus $33,949 for the same period in 2012.  The principal difference is the expensing of five contracts for services from consultants in the amount of $370,000.

Depreciation is significantly less for the three months ended March 31, 2013 versus the same period in 2012 because many of the assets depreciated during 2012 are now fully depreciated.

Interest expense increased from $636 to $1,077 for the three months ended March 31, 2011 versus 2012, respectively.  The increase is due to an increase in outstanding shareholder loans.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at March 31, 2013 and December 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Short Sea Shipping:

●	Research and development on the establishment Roadships USA trade routes;

●	Pre-application research and development on a waiver of The Jones Act;

●	Preliminary logistical preparation on the ordering and construction of two USA built Roadships High Speed Monohulls;

●	In discussions with European and USA based ship operators on strategic partnerships;

●	Finalization of strategic sales and marketing for the Company’s new trailer designs or retrofit package for use with the new Roadships High Speed Monohulls;

●	Preliminary logistical preparation for the release of Roadships’ new loading and unloading equipment for the Company’s High Speed Monohulls;

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

Based upon the evaluation of our  officers and directors of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 29, 2013	Roadships Holdings, Inc

	By:	/s/ Michael Nugent
Michael Nugent
Chief Executive Officer

	By:	/s/ Michael Norton Smith
Michael Norton Smith
Chief Financial Officer