Form 10-K
period 2013-12-31
ROADSHIPS HOLDINGS, INC.
filed 2015-03-20
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 333-141907

ROADSHIPS HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	20-5034780
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

134 Vintage Park Blvd., Suite A-183 Houston, Texas 77070 (Address of principal executive offices, including zip code.)

(310) 994-7988 (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of 580,649,020 shares held by non-affiliates as of June 30, 2013 is $174,195, based on the closing price of our stock on June 30, 2013.

As of March 20, 2015, the registrant had 2,987,633,430 shares of its common stock outstanding.

Documents Incorporated by reference: None.

ROADSHIPS HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2013

PART I – Financial Information

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

History

Roadships Holdings, Inc (“Roadships”, “RDSH”, the “Company”, “we’ or “us”) was formed in Delaware on June 5, 2006 as Caddystats, Inc.

On March 3, 2009, the Company acquired all of the voting shares of Roadships Holdings, Inc., a Florida Corporation (“Roadships Florida”), and Roadships America, Inc., also a Florida Corporation (“Roadships Am”) in exchange for an aggregate of 16,025,000 shares of the Company’s common stock (the “Acquisitions”). Upon consummation of the Acquisitions, the Company changed its name to Roadships Holdings, Inc. As a result of the Acquisitions, Roadships Florida and Roadships Am became wholly-owned subsidiaries of the Company.

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

On June 15, 2009, we acquired Endeavour Logistics Pty. Ltd., to develop and accommodate organic growth within the Australia markets. On May 20, 2010, Endeavor Logistics Pty Ltd. was renamed as Roadships Freight Pty Ltd.

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

Employees

Roadships Holdings, Inc. has no employees. All services are currently provided through independent contractors.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not presently own or have an interest in any property.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II - Other Information

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares trade on the OTCQB under the symbol “RDSH”. The following table sets forth the high and low closing bid prices of our common stock (USD) for the last two fiscal years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low

Dec 31, 2013	$0.00002	$0.00001
Sep 30, 2013	0.00004	0.00002
Jun 30, 2013	0.0005	0.00002
Mar 31, 2013	0.015	0.005

Dec 31, 2012	$0.02	$0.005
Sep 30, 2012	0.021	0.005
Jun 30, 2012	0.07	0.003
Mar 31, 2012	0.05	0.01

At December 31, 2013, there were 2,987,633,430 shares of our common stock issued and outstanding.

Holders

As of March 4, 2015, we had approximately 554 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 17, 2013, the Company’s board of directors approved the issuance of 4,000,000 shares of Series B Preferred Stock to its Board of Directors (the “Board Series B Shares”) in reliance upon an exemption from registration under sections 4(1) and 4(2) of the Securities Act of 1933 and Regulation S, promulgated thereunder. On December 9, 2014, the Company’s Board of Directors cancelled the issuance of the Board Series B Shares without any of the Board Series B Shares being delivered. For a discussion of the conversion rights attached to the Series B Preferred Stock, reference is made to the disclosure set forth in Note 5 under Item 8- “Financial Statements and Supplemental Data” in this Annual Report, which disclosure is incorporate herein by reference.

On March 12, 2013, the Company issued one share of Series A Preferred Stock to Micheal Nugent (the “Series A Share”) and 39,312 shares of Series B Preferred Stock (the “Nugent Series B Shares”) to Mr. Nugent in full and final satisfaction of a debt in the amount $98,281 owed by the Company to Mr. Nugent for cash advances that he made to and on behalf of the Company. The Series A Share and the Nugent Series B Shares were issued in reliance upon an exemption from registration under sections 4(1) and 4(2) of the Securities Act of 1933 and Regulation S, promulgated thereunder. For a discussion of the conversion rights attached to the Series A Preferred Stock, reference is made to the disclosure set forth in Note 5 under Item 8- “Financial Statements and Supplemental Data” in this Annual Report, which disclosure is incorporate herein by reference.

On March 12, 2013, the Company issued 2,300,000,000 shares of common stock to Micheal Nugent, its Chief Executive Officer, in full and final satisfaction of a debt in the amount $23,000 owed by the Company to Mr. Nugent for cash advances that he made to and on behalf of the Company. The common shares were issued in reliance upon an exemption from registration under sections 4(1) and 4(2) of the Securities Act of 1933 and Regulation S, promulgated thereunder.

On December 9, 2014, the Company entered into a Shares for Debt Agreement (the “Shares for Debt Agreement”) with Micheal Nugent Nugent whereby he agreed to surrender all the Nugent Series B Shares to the Company in exchange for a promissory note issued to him by the Company for $98,281 USD, with interest accruing thereon at the rate of 5% per annum (the “Note”). The Note is due and payable on December 31, 2015, but the Registrant may prepay the amount outstanding without penalty. The Nugent Series B Shares were canceled and extinguished by the Company on December 9, 2014.

On January 15, 2015, the Company redeemed the Series A Share from Micheal Nugent for $1.00. There were no other shares of Series “A” Preferred Stock outstanding at the time of the redemption.

On July 2, 2012, the Company granted 20 million options to purchase an aggregate of 20 million shares of its common stock at an exercise price of $0.001 to Micheal Nugent and Micheal Norton-Smith, the Company’s then Chief Financial Officer, of which (a) 10 million options vested immediately, (b) 5 million options granted to our Chief Executive Officer vested on July 2, 2013, provided that he remained continuously employed as a key employee of the Company or a related corporation from the grant date through July 2, 2013, and (c) 5 million options granted to our Chief Financial Officer vested on April 19, 2013, provided that he remained continuously employed as a key employee of the Company or a related corporation from the grant date through April 19, 2013. As of the date of this Annual Report, none of the options have been exercised.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Description of Business" and elsewhere in this annual report.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $34,608 for the year ended December 31, 2013, recurring losses, and negative working capital at December 31, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Results of Operations – Comparison of Years Ended December 31, 2013 Versus 2012

Revenues

There were no revenues earned during the years ended both December 31, 2013 and 2012.

General and Administrative Expenses

Our general and administrative expenses were $2,573,110 for the year ended December 31, 2013 versus $154,992 for the same period in 2012, representing a 1,560% increase over 2012. The increase is mostly due to the increase over the previous year of consulting expenses, especially stock-based compensation.

Depreciation Expense

Depreciation expense for the year ended December 31, 2013 was $7,066 versus $21,246 during the same period in 2012. The expense decreased because some of our assets became fully depreciated during 2013.

Interest Expense

Interest expense is down for the year ended December 31, 2013 versus the same period in 201 ($2,307 versus $4,256, respectively) due to conversions into equity of outstanding interest-bearing debt.

Losses on Conversions

Losses on conversion of debt of $24,476,829 are higher for the year ended December 31, 2013 versus the same period in 2012 of $0 due to conversions into equity of outstanding interest-bearing debt.

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

Plan of Operation

Roadships Holdings, Inc. (“Roadships”) operates in the transport industry – short-sea freight shipping, shipping logistics, and ground freight transport. The Company’s business model and business plan (the “Plan”) have remained unchanged from the juncture of the reverse merger (February – March 2009).

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

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Roadships Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Roadships Holdings, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadships Holdings, Inc. and consolidated subsidiaries as of December 31, 2013 and 2012, and the results of its operations, and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

Houston, Texas

www.mkacpas.com

March 20, 2015

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2013 and 2012

	12/31/13	12/31/12
ASSETS

Current assets:
Cash	$196	$306
Total current assets	196	306

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $119,889 and $112,836 as of December 31, 2013 and 2012, respectively	3,221	10,274
TOTAL ASSETS	$3,417	$10,580

LIABILITIES
Accounts payable and accrued expenses	$17,840	$18,018
Accounts payable – related party	566	638
Bank overdraft	-	35
Accrued interest – related party	2,148	2,593
Loans – related party	37,115	123,006
Total current liabilities	57,669	144,290

TOTAL LIABILITIES	57,669	144,290

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock, par value $0.0001. 4 shares authorized, 1 and zero shares outstanding at December 31, 2013 and 2012, respectively	1	-
Series B Convertible Preferred Stock, par value $0.00001. 10,000,000 shares authorized, 39,312 and zero shares outstanding at December 31, 2013 and 2012, respectively	4	-
Common stock, $0.00001 par value. Three billion shares authorized. 2,987,633,430 and 187,633,430 issued and outstanding at December 31, 2013 and 2012.	29,876	1,876
Additional paid in capital	32,759,839	5,637,749
Accumulated deficit	(32,832,647)	(5,773,335)
Effect of foreign currency translation	(11,325)	-
TOTAL STOCKHOLDERS' DEFICIT	(54,252)	(133,710)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,417	$10,580

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012

	2013	2012

OPERATING EXPENSES
General and administrative	2,573,110	154,992
Depreciation	7,066	21,246
Total operating expenses	2,580,176	176,238

Operating loss	(2,580,176)	(176,238)

OTHER INCOME / (EXPENSE)
Interest expense	(2,307)	(4,256)
Loss on extinguishment of debt	(24,476,829)	-
Total other	(24,479,136)	(4,256)

Net loss	$(27,059,312)	$(180,494)

Effect of foreign currency exchange	(11,325)	-

Net comprehensive loss	$(27,070,637)	$(180,494)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	2,412,838,909	187,633,430

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

From January 1, 2012 to December 31, 2013

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Accumulated Other Comprehensive	Additional Paid In	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)

Balance, 12/31/11	187,633,430	$1,876	-	$-	-	$-	$-	$5,571,085	$(5,592,841)	$(19,880)

Grant of options to officers								66,664		66,664
Net loss									(180,494)	(180,494)
Balance, 12/31/12	187,633,430	$1,876	-	$-	-	$-	$-	$5,637,749	$(5,773,335)	$(133,710)

Common shares issued for debt reduction	2,300,000,000	23,000						22,977,000		23,000,000
Stock based compensation	500,000,000	5,000						2,546,985		2,551,985
Preferred shares issued for conversion of debt			1	1	39,312	4		1,598,105		1,598,110
Foreign currency translation adjustment							(11,325)			(11,325)
Net loss									(27,059,312)	(27,059,312)
Balance, 12/31/13	2,987,633,430	$29,876	1	$1	39,312	$4	$(11,325)	$32,759,839	$(32,832,647)	$(54,252)

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,059,312)	$(180,494)
Depreciation expense	7,066	21,246
Stock-based compensation	2,551,985	66,664
Loss on conversion of debt	24,476,829	-

Changes in operating assets and liabilities:
Accounts payable	(13,107)	(5,039)
Accounts payable - related party	(72)	638
Accrued expense	2,003	4,256
Net cash used in operating activities	(34,608)	(92,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from related-party loan	61,249	108,194
Principal payments on related-party loans	(15,426)	(14,072)
Net cash provided by financing activities	45,823	94,122

Effect of foreign exchange transactions	(11,325)	(1,318)

Net increase/(decrease) in cash	(110)	75
Cash and equivalents - beginning of period	306	231
Cash and equivalents - end of period	$196	$306

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$1,916
Cash paid for income taxes	-	-

NON-CASH TRANSACTIONS
Notes payable conversion into common shares – related party	23,000	-
Notes payable conversion into preferred shares – related party	98,281	-

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote. There were no cash equivalents as of December 31, 2013 and 2012.

Property, Plant and Equipment

We record our property plant and equipment at historical cost. The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset’s useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At December 31, 2013 and 2012, we had $220 and $294 Australian Dollars, respectively ($196 and $306 US Dollars, respectively) deposited into Australian banks.

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

The Following table represents our assets and liabilities at December 31, 2013 by level measured at fair value on a recurring basis:

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

See Note 7 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2013 and 2012.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 3 – Going Concern

As of December 31, 2013, we have not begun sustainable operations. Moreover, there is no guarantee that we will acquire the capital to procure additional producing assets that will generate positive cash flows from operations. Roadships Holdings’ financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the years ended December 31, 2013 and 2012, certain related parties made cash payments to the Company of $61,249 and $108,194, respectively and the Company made cash payments to the related parties of $15,426 and $14,072, respectively. These loans are made pursuant to a Promissory Note (the “Note”) with simple interest payable at 5% on un-matured amounts. The Note is callable by the maker at any time, after which, if not paid, the interest rate increases to 10%. We had accrued interest of $2,418 and $2,593 as of the year ended December 31, 2013 and 2012, respectively and made cash interest payments of $0 and $1,916, respectively, for this interest during those fiscal years.

On March 12, 2013, the Company issued to our Chief Executive Officer, Micheal Nugent, 2,300,000,000 shares of common stock in exchange for a reduction in debt from the Company to him in the amount of $23,000. We valued the shares at their grant-date fair values based on the closing stock price, recording an increase to Common Stock and Additional Paid in Capital collectively of $23,000,000, a reduction of interest and principal of $2,437 and $20,563, respectively, and recorded a loss on conversion of debt of $22,977,000.

On March 12, 2013, the Company issued 1 share of Series A Convertible Preferred Stock and 39,312 shares of Series B Convertible Preferred Stock to our Chief Executive Officer, Micheal Nugent, in exchange for a reduction of debt in the amount of $98,281. The value assigned to the preferred shares was derived from a model generated by an independent valuation expert that specializes in valuing equity instruments with no quoted markets. The Company recorded increases to Preferred Stock and Additional Paid in Capital collectively of $1,598,110, a reduction in debt of $98,281 and a loss on conversion of $1,499,829.

Note 5 – Capital Structure

Common Stock

At December 31, 2011 and 2012, we had 187,633,430 shares outstanding. During the twelve months ended December 31, 2013, we issued the following shares:

•

On March 12, 2013, the Company issued to our Chief Executive Officer, Micheal Nugent, 2,300,000,000 shares of common stock in exchange for a reduction in debt from the Company to him in the amount of $23,000. We valued the shares at their grant-date fair values based on the closing stock price, recording an increase to Common Stock and Additional Paid in Capital collectively of $23,000,000, a reduction of interest and principal of $2,437 and 20,563, respectively, and recorded a loss on conversion of debt of $22,977,000.

•

500,000,000 shares for services of five consultants with whom we had contracted for services during the first quarter of 2013. We valued the shares at their grant date fair values based on the closing stock price, recorded an increase in Capital Stock and Additional Paid in Capital collectively of $2,500,000.

Preferred Stock

On March 12, 2013, the Board of Directors authorized 4 shares of Class A Convertible Preferred Stock and 10,000,000 shares of Class B Convertible Preferred Stock. Class A and B Convertible Preferred Stock have the following attributes:

Series A Convertible Preferred Stock - The Series A Preferred Stock is convertible into the number of shares of Common Stock which equals 4 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of conversion, plus ii) the total number of shares of Series B Preferred Stocks which are issued and outstanding at the time of conversion.

The Series A Preferred Stock voting rights are equal to the number of shares of Common Stock which equals 4 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding, plus ii) the total number of shares of Series B Preferred Stocks which are issued and outstanding.

Series B Convertible Preferred Stock - Each share of Series B Preferred Stock is convertible at par value $0.0001 per share (the “Series B Preferred”), at any time, and/or from time to time, into the number of shares of the Corporation's common stock, par value $0.0001 per share (the "Common Stock") equal to the price of the Series B Preferred Stock ($2.50), divided by the par value of the Series B Preferred (par value of $0.0001per share), subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

Based on the $2.50 price per share of Series B Preferred Stock, and a par value of $0.0001 per share for Series B Preferred each share of Series B Preferred Stock is convertible into 250,000 shares of Common Stock.

Each share of Series B Preferred Stock has 10 votes for any election or other vote placed before the shareholders of the Common stock.

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

On March 12, 2013, the Company issued 1 share of Series A Convertible Preferred Stock and 39,312 shares of Series B Convertible Preferred Stock to our Chief Executive Officer, Micheal Nugent, in exchange for a reduction of debt in the amount of $98,281. The value assigned to the preferred shares was derived from a model generated by an independent valuation expert that specializes in valuing equity instruments with no quoted markets. The Company recorded increases to Preferred Stock and Additional Paid in Capital collectively of $1,598,110, a reduction in debt of $98,281 and a loss on conversion of $1,499,829.

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

These options were expensed based on the greater of the amount vested or straight-line over the service term. The Company recorded $51,985 and $66,664 of options expense during the years ended December 31, 2013 and 2012, respectively, as an increase in Additional Paid in Capital and General and Administrative Costs.

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

Note 6 – Property, Plant and Equipment

At December 31, 2013 and 2012, property, plant and equipment were comprised of the following:

	12/31/13	12/31/12

Office furniture	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total property, plant and equipment	123,110	123,110
Less: accumulated depreciation	(119,889)	(112,836)
Total property, plant and equipment (net)	$3,221	$10,274

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

The assets consisted of office furniture and equipment, equipment and vehicles and are recorded at the historical cost of Mr. Nugent.

Note 7 - Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2013	2012

Net operating loss carry-forward	1,003,419	602,921
Deferred tax asset at 39%	$391,333	$234,355
Valuation allowance	(391,333)	(234,355)
Net future income taxes	$-	$-

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

Our tax loss carry-forwards will begin to expire in 2022.

Note 8 - Debt

The following table summarizes our loans payable and accrued interest as of December 31, 2013 and December 31, 2012:

	Notes Payable		Accrued Interest
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Related Party Loan – Michael Nugent	$37,115	$123,006	$2,148	$2,593
Total	$37,115	$123,006	$2,148	$2,593

For the years ended December 31, 2013 and 2012, certain related parties made cash payments to the Company of $61,249 and $108,194, respectively and the Company made cash payments to the related parties of $15,426 and $14,072, respectively. These loans are made pursuant to a Promissory Note (the “Note”) with simple interest payable at 5% on un-matured amounts. The Note is callable by the maker at any time, after which, if not paid, the interest rate increases to 10%. We had accrued interest of $2,148 and $2,593 as of the year ended December 31, 2013 and 2012, respectively and made cash interest payments of $0 and $1,916, respectively, for this interest during those fiscal years.

On March 12, 2013, the Company issued to our Chief Executive Officer, Micheal Nugent, 2,300,000,000 shares of common stock in exchange for a reduction in debt from the Company to him in the amount of $23,000. We valued the shares at their grant-date fair values based on the closing stock price, recording an increase to Common Stock and Additional Paid in Capital collectively of $23,000,000, a reduction of interest and principal of $2,437 and $20,563, respectively, and recorded a loss on conversion of debt of $22,977,000.

On March 12, 2013, the Company issued 1 share of Series A Convertible Preferred Stock and 39,312 shares of Series B Convertible Preferred Stock to our Chief Executive Officer, Micheal Nugent, in exchange for a reduction of debt in the amount of $98,281. The value assigned to the preferred shares was derived from a model generated by an independent valuation expert that specializes in valuing equity instruments with no quoted markets. The Company recorded increases to Preferred Stock and Additional Paid in Capital collectively of $1,598,110, a reduction in debt of $98,281 and a loss on conversion of $1,499,829.

Note 9 - Subsequent Events

Changes in Management

On January 14, 2014, Michael Norton-Smith resigned as a director and as Chief Financial Officer of the Registrant. Mr. Norton-Smith advised the Registrant that he was resigning from the foregoing positions for personal reasons and has not expressed any disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

On January 15, 2014, the Registrant’s Board of Directors duly appointed Micheal Nugent, the Chief Executive Officer of the Registrant, to act as interim Chief Financial Officer until such time as a qualified Chief Financial Officer has been engaged. The Registrant is actively seeking to engage new Chief Financial Officer but has not yet identified a suitable candidate.

Changes in Capital Structure

On December 9, 2014, the Registrant entered into a Shares for Debt Agreement (the “Agreement”) with Micheal Nugent, its President, CEO, CFO and a director, whereby Mr. Nugent agreed to surrender 39,312 shares of the Registrant’s Series B Preferred Stock to the Registrant in exchange for a promissory note for $98,281 USD, with interest accruing thereon at the rate of 5% per annum (the “Note”). The Note is due and payable on December 31, 2015, but the Registrant may prepay the amount outstanding without penalty. The shares of Series B Preferred Stock acquired from Mr. Nugent will be canceled and extinguished.

The Registrant’s board of directors approved the Debt for Shares Agreement and the Note after determining that they were fair to and in the best interests of the Registrant. The principal amount of indebtedness secured by the Note is equal to the amount originally owing by the Registrant to Mr. Nugent for disbursements paid for and on behalf of the Registrant, in settlement for which Mr. Nugent was issued the Preferred Stock on March 12, 2013.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1. As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2. As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of March 4, 2015, the directors and executive officers and their positions, are as follows:

Name	Age	Position
Michael Nugent	51	Chairman, Chief Executive Officer and Chief Financial Officer
Robert McClelland	60	Director and Corporate Secretary
Patrick Greene	46	Director, Executive and Executive Vice President

Michael Nugent

Micheal P. Nugent has held senior executive positions and directorships with public and private companies in the United States and Australia since 1995. He is a certified diesel fitter in Australia. Mr. Nugent’s technical and corporate experience is expected to assist the Company with its efforts to implement profitable operations.

In addition to his positions with the registrant, during the past five years, Mr. Nugent has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

CEO	2011	Present	Novagen Ingenium, Inc.	Environmental solutions
CEO	2011	2013	Loadstone Motor Corporation Pty Ltd.	Engine development and manufacture
Director, CEO	2009	Present	Roadships Holdings, Inc.	Transport logistics
Director, CEO	2008	2013	Nugent Aerospace, Inc.	Non-operating
Director, CEO	2008	2013	Fire From Ice, Inc.	Non-operating
CEO	2006	2013	Adbax Truckside Management Pty Ltd.	Transport industry service provider
CEO	2003	2013	Cycclone Magnetic Engines, Inc.	Engine development
Director	2001	2013	Roadships Australia Pty Ltd.	Transportation logistics
Director	2001	2013	Bronzelink Pty Ltd.	Holding company

Michael Norton-Smith

Michael Norton-Smith, age 65, is a certified public accountant in Australia. Mr. Norton-Smith, brings 35 years of financial and corporate experience to Roadships Holdings, Inc. His engagement is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Norton-Smith has held the following positions:

Position(s) Held	From	To	Employer	Business Operations
CFO, Director	2011	2012	Novagen Solar, Inc.	environmental solutions
Director, Secretary	2009	Present	ACN 108 217 947 Pty Ltd	accounting & taxation services
Chief Financial Officer	2011	2012	Loadstone Motor Corporation Pty Ltd.	engine development
Director, Secretary	2003	Present	Patanga Investments Pty Ltd.	consulting cervices
Director, Secretary, CFO	2010	Present	Remote Contractors Pty Ltd.	earthmoving contractor
Director	2006	Present	Classic Livestock Management Services Pty Ltd.	livestock assessment
Director	2010	Present	Colgold Ltd.	abalone farming
Director	2007	Present	MNSRA Pty Ltd.	plantation investment
Director, Secretary	2010	Present	Platinum River Developments Pty Ltd.	property development
Director, Secretary	2010	Present	Queensland Venture Capital Pty Ltd.	non-operating
Director, Secretary	2010	Present	Southdav Australia Pty Ltd.	non-operating
Director, Secretary	2010	Present	Southdav Australia Pty Ltd.	non-operating
Director, Secretary	2010	Present	JJM Property Investments Pty Ltd.	non-operating
Director, Secretary	2009	Present	Carbonleaf Limited	non-operating

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

Family Relationships:

There is no family relationship among any of our executive officers and directors.

Involvement in Certain Legal Proceedings

Except as noted herein or below, during the last ten years none of our directors or officers have:

(1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Committees

At December 31, 2013, our Board of Directors presently consists of four members: Michael Nugent, Michael Norton-Smith, Robert McClelland and Patrick Greene. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions. The Board of Directors may be expanded in the future. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

Michael Norton-Smith retired in January, 2013.

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

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2013 and 2012, to our Chief Executive Officer, our Chief Financial Officer, our Executive Vice President and our Corporate Secretary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Micheal Nugent	2013	$-	$25,993	$-
Chief Executive Officer	2012	-	29,877	29,877

Michael Norton-Smith[1]	2013	-	25,992	-
Chief Financial Officer	2012	-	29,877	29,877

Robert McClelland	2013	-	-	-
Corporate Secretary	2012	-	-	-

Patrick Greene	2013	-	-	-
Executive Vice President	2012	-	-	-

1. Michael Norton-Smith resigned in January, 2014.

Narrative to Summary Compensation Table

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2013 for our Named Officers. The table also summarizes nonvested stock awards assuming a market value of $0.0002 per share (the closing market price of the Company’s stock on December 31, 2013).

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

Micheal Nugent	5,000,000	-	$0.001	07/12/13	-	-
	5,000,000	-	0.001	07/12/14	-	-

Michael Norton-Smith	5,000,000	-	$0.001	04/19/13	-	-
	5,000,000	-	0.001	04/19/14	-	-

Retirement Benefits

We do not have any material terms or plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

We do not as of December 31, 2013 have any material terms, contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2013.

Director Compensation Table (2013)

Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity deferred comp. earnings	Non-qualified deferred comp. earnings	All other	Total

Michael Nugent	$1	$-	$-	$-	$-	$-	$-
Michael Norton-Smith	$1	-	-	-	-	-	-
Robert McClelland	$1	-	-	-	-	-	-
Patrick Greene	$1	-	-	-	-	-	-

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

Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1) (2)
Micheal Nugent	134 Vintage Park Blvd., Suite A-183	2,398,788,147	80.2%
	Houston, Texas 77070

Robert McClelland	134 Vintage Park Blvd., Suite A-183	8,403,524	0.3%
	Houston, Texas 77070

Patrick Greene	134 Vintage Park Blvd., Suite A-183	2,093,080	0.1%
	Houston, Texas 77070

(1) Applicable percentage owned is based on 2,989,933,771 shares outstanding at December 31, 2013.

(2) Includes shares owned by legal entities controlled by our officers and directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the years ended December 31, 2013 and 2012, Micheal Nugent ATF Twenty Second Trust, made cash loans to the Company of $61,249 and $108,194, respectively. These loans are secured by a Promissory Note issued by the Company with simple interest payable at 5% on un-matured amounts (the “Note”). The Note is callable by the maker at any time, after which, if not paid, the interest rate increases to 10%. As at December 31, 2013 and 2012, we have accrued interest of $2,418 and $2,593, respectively, and made cash interest payments of $0 and $1,916, respectively.

On March 12, 2013, the Company issued 2,300,000,000 shares of its common stock to Micheal Nugent, its Chief Executive Officer, in full and final satisfaction of a debt in the amount $23,000 owed by the Company to Mr. Nugent for cash advances that he made to and on behalf of the Company.

On March 12, 2013, the Company issued one share of Series A Preferred Stock to Micheal Nugent and 39,312 shares of Series B Preferred Stock to Mr. Nugent in full and final satisfaction of a debt in the amount $98,281 owed by the Company to Mr. Nugent for cash advances that he made to and on behalf of the Company.

On June 17, 2013, the Company’s board of directors approved the issuance of 4,000,000 shares of Series “B” Preferred Stock to its Board of Directors (the “Board Series B Shares”). On December 9, 2014, the Company’s Board of Directors cancelled the issuance of the Board Series B Shares without any of the Board Series B Shares being delivered.

On December 9, 2014, the Company entered into a Shares for Debt Agreement (the “Shares for Debt Agreement”) with Micheal Nugent whereby he agreed to surrender all the Nugent Series B Shares to the Company in exchange for a promissory note issued to him by the Company for $98,281 USD, with interest accruing thereon at the rate of 5% per annum (the “Note”). The Note is due and payable on December 31, 2015, but the Registrant may prepay the amount outstanding without penalty. The Nugent Series B Shares were canceled and extinguished by the Company on December 9, 2014.

On January 15, 2015, the Company redeemed the Series A Share from Micheal Nugent for $1.00. There were no other shares of Series “A” Preferred Stock outstanding at the time of the redemption.

On July 2, 2012, the Company granted 20 million options to purchase an aggregate of 20 million shares of its common stock at an exercise price of $0.001 to Micheal Nugent and Michael Norton-Smith, the Company’s then Chief Financial Officer, of which (a) 10 million options vested immediately, (b) 5 million options granted to Mr. Nugent vested on July 2, 2013, provided that he remained continuously employed as a key employee of the Company or a related corporation from the grant date through July 2, 2013, and (c) 5 million options granted to Michael Norton-Smith vested on April 19, 2013, provided that he remained continuously employed as a key employee of the Company or a related corporation from the grant date through April 19, 2013. As of the date of this Annual Report, none of the options have been exercised.

Director Independence

During the year ended December 31, 2013, Michael Nugent, Michael Norton-Smith Robert McClelland and Patrick Greene served as our directors.

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

Audit and Review Fees. We paid M&K, CPAS, PLLC for audit and review fees of $10,500 for 2013 and $9,800 for 2012.

Tax Fees. We have not paid any money for tax related services.

All Other Fees. We have not paid any money for audit related fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

Item 15. Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Roadships Holdings, Inc. filed as exhibit 3.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.

3.2	Bylaws of Roadships Holdings, Inc. filed as exhibit 3.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.

3.3	Articles of Incorporation of Roadships America, Inc. filed as exhibit 3.3 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.

3.4	Bylaws of Roadships America, Inc. filed as exhibit 3.4 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.

21.1	Subsidiaries of the registrant

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. section 1350)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roadships Holdings, Inc.

Date: March 20, 2015	By:	/s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer Chief Financial Officer

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Micheal Nugent
Micheal Nugent	Date: March 20, 2015
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ Patrick Greene
Patrick Greene	Date: March 20, 2015
Director and Executive Vice President

/s/ Robert McClelland
Robert McClelland	Date: March 20, 2015
Director and Corporate Secretary

