Form 10-Q/A
period 2013-03-31
ROADSHIPS HOLDINGS, INC.
filed 2015-04-30
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

Commission file number: 333-141907

ROADSHIPS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Vintage Park Blvd., Suite A-183, Houston, Texas 77070
(Address of principal executive offices)

(310) 994-7988
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 20, 2015, was 2,987,633,430.

EXPLANATORY NOTE

This amendment No. 1 is being filed for the purpose of reflecting the change in the company’s policy regarding valuation of the Series A and Series B Convertible Preferred Stock issued on March 12, 2013. Previously, the company had adopted the intrinsic value method of assigning values to these issuances. Subsequent to the issue of the 10-Q (for which this report on 10-Q/A represents an amendment), the company adopted the Market Approach to its valuations.

ROADSHIPS HOLDINGS, INC.

FORM 10-Q/A

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	3/31/13 (Unaudited)	12/31/12 (Audited)
ASSETS

Current assets:
Cash	$616	$306
Total current assets	616	306

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $114,599 and $112,836 as of March 31, 2013 and December 31, 2012, respectively	8,511	10,274
TOTAL ASSETS	$9,127	$10,580

LIABILITIES

Accounts payable and accrued expenses	$9,247	$18,018
Accounts payable - related party	665	638
Bank overdraft	95	35
Accrued interest – related party	1,122	2,593
Promissory note - related party	12,314	123,006
Total current liabilities	23,443	144,290
TOTAL LIABILITIES	23,443	144,290

STOCKHOLDERS' DEFICIT

Common stock, $0.00001 par value. Three billion shares authorized. 2,487,633,430 and 187,633,430 issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	24,876	1,876
Series A Convertible Preferred Stock, par value $0.0001. 4 shares authorized, 1 and zero shares outstanding at March 31, 2013 and December 31, 2012, respectively	1	-
Series B Convertible Preferred Stock, par value $0.00001. 10,000,000 shares authorized, 39,312 and zero shares outstanding at March 31, 2013 and December 31, 2012, respectively	4	-
Additional paid in capital	30,255,239	5,637,749
Common stock payable	2,500,000	-
Accumulated other comprehensive income	675	-
Accumulated deficit	(32,795,111)	(5,773,335)
TOTAL STOCKHOLDERS' DEFICIT	(14,316)	(133,710)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,127	$10,580

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

EXPENSES
General and administrative	2,541,973	36,558
Depreciation	1,763	9,012
Total operating expenses	2,543,736	45,570

Operating loss	(2,543,736)	(45,570)

OTHER INCOME / (EXPENSE)
Interest expense	(1,211)	(636)
Loss on extinguishment of debt	(24,476,829)	-
Total other expense	(24,478,040)	(636)

Net loss	$(27,021,776)	$(46,206)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	675	-

Net comprehensive loss	$(27,021,101)	$(46,206)

Net loss per common share - basic and diluted	$(0.04)	$(0.00)

Weighted average shares outstanding	673,188,986	187,633,430

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Accumulated Other	Common	Additional		Total Stockholders'
							Comprehensive	Stock	Paid In	Accumulated	Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Payable	Capital	Deficit	(Deficit)

Balance, 12/31/11	187,633,430	$1,876	-	$-	-	$-	$-	$-	$5,571,085	$(5,592,841)	$(19,880)
Grant of options to officers									66,664		66,664
Net loss										(180,494)	(180,494)
Balance, 12/31/12	187,633,430	$1,876	-	$-	-	$-	$-	$-	$5,637,749	$(5,773,335)	$(133,710)
Common shares issued for debt reduction	2,300,000,000	23,000							22,977,000		23,000,000
Stock-based compensation								2,500,000	42,385		2,542,385
Preferred shares issued for conversion of debt			1	1	39,312	4			1,598,105		1,598,110
Foreign currency translation adjustment							675				675
Net loss										(27,021,776)	(27,021,776)
Balance, 3/31/13	2,487,633,430	$24,876	1	$1	39,312	$4	$675	$2,500,000	$30,255,239	$(32,795,111)	$(14,316)

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,021,776)	$(46,206)
Depreciation expense	1,763	9,012
Non-cash compensation	2,542,385	-
Loss on retirement of debt	24,476,829	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(15,683)	(4,928)
Accounts payable - related party	-	636
Accrued expense	-	-
Net cash used in operating activities	(16,482)	(41,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder loan	16,117	38,662
Net cash provided by financing activities	16,117	38,662

Effect of foreign exchange transactions	675	2,609

Net increase/(decrease) in cash	310	(215)
Cash and equivalents - beginning of period	306	231
Cash and equivalents - end of period	$616	$16

SUPPLEMENTARY INFORMATION
Cash paid for interest	-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Notes payable conversion into common shares	$23,000	$-
Notes payable conversion into preferred stock	$98,281	$-

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2013. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q/A should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2012, as reported in Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

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

Change in Accounting Policy

The Company changed its policy regarding valuation of the Series A and Series B Convertible Preferred Stock issued on March 12, 2013. Previously, the company had adopted the intrinsic value method of assigning values to these issuances. Subsequent to the issue of the 10-Q (for which this report on 10-Q/A represents an amendment), the company adopted the Market Approach to its valuations.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At March 31, 2013 and December 31, 2012, we had $591 and $294 Australian Dollars, respectively ($616 and $306 US Dollars, respectively) deposited into Australian banks.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had` been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company. The Company chose to early adopt this ASU.

In October 2012, the FASB issued ASU 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

Note 4 – Related Party Transactions

For the three months ended March 31, 2013, we had the following transactions with our major shareholder and Chief Executive Officer, Micheal Nugent:

•	We received $16,117 in cash loans to pay operating expenses,

•	We accrued $1,211 in interest payable,

•

We issued 2,300,000,000 shares of common stock to Mr. Nugent, retiring $23,000 of accumulated debts owed to him, and recording a loss on retirement of debt of $22,977,000 (see Note 5 for a more detailed explanation of this stock issuance),

•

We issued 1 share of Class A Convertible Preferred Stock and 39,312 Series B Convertible Preferred Stock, retiring $98,281 of accumulated debts owed to him, and recording a loss on retirement of debt of $1,499,829, collectively, for these two issuances (see Note 5 for a more detailed explanation of this stock issuance),

According to our agreement with this shareholder, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

As of the date of this report, no principal or interest has been called by the maker of the note. The outstanding balance at March 31, 2013 is $12,314 and $1,122, respectively, for principal and interest.

 Note 5 – Capital

At March 31, 2013, we had 2,487,633,430 common shares issued and outstanding from a total of 3 billion authorized.

Common Stock

On March 5, 2013, we granted 500,000,000 shares to consultants pursuant to their consulting arrangements. We valued the shares at their fair values based on the closing market price on the date of grant and recorded $2,500,000 in stock based compensations. The shares had not been issued by March 31, 2013 and are included in the Equity section of the Balance Sheet under “Common Stock Payable”.

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

Series B Convertible Preferred Stock

Each share of Series B Preferred Stock is convertible at par value $0.00001 per share (the “Series B Preferred”), at any time, and/or from time to time, into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series B Preferred Stock ($2.50), divided by the par value of the Series B Preferred (par value of $0.0001 per share), subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

Based on the $2.50 price per share of Series B Preferred Stock, and a par value of $0.0001 per share for Series B Preferred each share of Series B Preferred Stock is convertible into 250,000 shares of Common Stock.

Each share of Series B Preferred Stock has 10 votes for any election or other vote placed before the shareholders of the Common stock.

The Preferred A stock has a stated value of $0.0001 and no stated dividend rate and is non-participatory. The Series A and Series B has liquidation preference over common stock. The Voting Rights for each share of Series A is equal to 1 vote per share (equal to 4 times the number of common and Preferred B shares outstanding) and Series B Preferred Stock have 10 votes per shares.

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

Valuation of Control Rights

Control is managed both through the Common Stock; Preferred Series A and Series B voting rights and the control over the covenants, articles and bylaws. We estimated the control premium for the voting control of the Holders Common Stock; Preferred Series A shares and Series B shares based on Transportation; Construction Contractors & Engineering Services; Distribution; and Industrial & Farm Equipment & Machinery industries at 19.70% as of 3/12/13. This control premium was derived by utilizing historical median control premium over the last 20 years within the Company’s similar industry.

We deemed the value of the Control premium was $393,600 which was based on the following inputs:

1.	The common stock price was $0.01 as of 3/12/13;

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

	Shares Issued	Conversion Value	Voting Control	Fair Value
Common Stock	2,300,000,000	23,000,000	-	$23,000,000
Preferred Series A	1	1,598,047	393,600	1,598,047
Preferred Series B	39,312	63	-	63
				$24,598,110

Therefore, in recording the issuance of Series A and B Convertible Preferred Stock, we increased Additional Paid Capital by $1,598,110 ($1,598,047 + $63), reduced the principal amount owed to Mr. Nugent in the amount of $98,281, and recorded a loss on retirement of debt of $1,499,829.

Options

On July 2, 2012, we granted 10 million options to purchase our common stock to each of our Chief Executive and Chief Financial Officers (20 million total). A complete discussion of these options can be found in our annual report on Form 10-K as of December 31, 2012, filed on April 16, 2013 and herein incorporated by reference.

During the quarter ended March 31, 2013, we expensed an additional $42,385 in options expense which is included in stock-based compensation, leaving $9,600 to be expensed in the second quarter of 2013.

There were no options expenses during the three months ended March 31, 2012.

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

Item 2 – Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Results of Operations - Three Months Ended March 31, 2013 versus 2012

We had general and administrative expenses of $2,541,973 for the three months ended March 31, 2013 versus $36,558 for the same period in 2012. The principal difference is due to higher stock-based compensation during 2013 compared to 2012.

Depreciation is significantly less for the three months ended March 31, 2013 versus the same period in 2012 because many of the assets depreciated during 2012 are now fully depreciated.

Interest expense increased to $1,211 from $636, for the three months ended March 31, 2013 versus 2012, respectively. The increase is due to an increase in outstanding promissory notes from related parties.

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

Item 3 – Quantitive And Qualitative Disclosures About Market Risk

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q/A (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

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

Item 2 – Unregistered Sale of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed June 5, 2007 (included as Exhibit 3.1 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roadships Holdings, Inc

Date: April 30, 2015	By:	/s/ Micheal Nugent
Micheal Nugent Chief Executive Officer

