Form 10-Q
period 2013-06-30
ROADSHIPS HOLDINGS, INC.
filed 2015-04-30
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2015, was 2,987,633,430.

ROADSHIPS HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	6/30/13 (Unaudited)	12/31/12 (Audited)
ASSETS
Current assets:
Cash	$47	$306
Total current assets	47	306

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $116,359 and $112,836 as of June 30, 2013 and December 31, 2012, respectively	6,751	10,274
TOTAL ASSETS	$6,798	$10,580

LIABILITIES
Accounts payable and accrued expenses	$17,267	$18,018
Accounts payable - related party	638	638
Bank overdraft	-	35
Accrued interest	1,300	2,593
Loans from related parties	32,989	123,006
Total current liabilities	52,194	144,290
TOTAL LIABILITIES	52,194	144,290

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value. Three billion shares authorized. 2,987,633,430 and 187,633,430 issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	29,876	1,876
Series A Convertible Preferred Stock, par value $0.0001.4 shares authorized, 1 and zero shares outstanding at June 30, 2013 and December 31, 2012, respectively	1	-
Series B Convertible Preferred Stock, par value $0.00001.10,000,000 shares authorized, 39,312 and zero shares outstanding at June 30, 2013 and December 31, 2012, respectively	4	-
Additional paid in capital	32,759,839	5,637,749
Accumulated deficit	(32,837,651)	(5,773,335)
Effect of foreign currency exchange	2,535	-
TOTAL STOCKHOLDERS' DEFICIT	(45,396)	(133,710)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,798	$10,580

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

EXPENSES
General and administrative	2,582,519	56,998	40,546	23,049
Depreciation	3,526	17,713	1,763	8,701
Total operating expenses	2,586,045	74,711	42,309	31,750

Operating income / (loss)	(2,586,045)	(74,711)	(42,309)	(31,750)

OTHER INCOME / (EXPENSE)
Interest expense	(1,442)	(1,665)	(231)	(1,029)
Loss on extinguishment of debt	(24,476,829)	-	-	-
Total other	(24,478,271)	(1,665)	(231)	(1,029)
Foreign exchange gains / (losses)	-	746	-	3,355
Net loss	$(27,064,316)	$(75,630)	(42,540)	$(29,424)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(2,535)	-	(3,210)	-
Net comprehensive loss	$(27,066,851)	$(75,630)	(45,750)	$(29,424)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	1,837,633,430	187,633,430	2,971,149,914	187,633,430

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Accumulated Other Comprehensive	Additional Paid In	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)

Balance, 12/31/11	187,633,430	1,876	-	-	-	-	-	5,571,085	(5,592,841)	(19,880)

Grant of options to officers								66,664		66,664
Net loss									(180,494)	(180,494)

Balance, 12/31/12	187,633,430	$1,876	-	$-	-	$-	$-	$5,637,749	$(5,773,335)	$(133,710)

Common shares issued for debt reduction	2,300,000,000	23,000						22,977,000		23,000,000
Stock-based compensation	500,000,000	5,000						2,546,985		2,551,985
Preferred shares issued for conversion of debt			1	1	39,312	4		1,598,105		1,598,110
Foreign currency translation adjustment							2,535			2,535
Net loss									(27,064,316)	(27,064,316)
Balance, 6/30/13	2,987,633,430	$29,876	1	$1	39,312	$4	$2,535	$32,759,839	$(32,837,651)	$(45,396)

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,064,316)	$(75,630)
Depreciation expense	3,526	17,713
Stock-based compensation	2,551,985	-
Loss on retirement of debt	24,476,829	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(11,546)	(4,380)
Accounts payable - related party	-	816
Accrued interest	(1,293)	-
Net cash used in operating activities	(44,815)	(61,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder loan	42,021	38,662
Principal payments on shareholder loans	-	(6,731)
Net cash provided by financing activities	42,021	62,131

Effect of foreign exchange transactions	2,535	(746)

Net increase/(decrease) in cash	(259)	(96)
Cash and equivalents - beginning of period	306	231
Cash and equivalents - end of period	$47	$135

SUPPLEMENTARY INFORMATION
Cash paid for interest	-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Notes payable conversion into common stock	$23,000	$-
Notes payable conversion into preferred stock	98,281

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2013. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2012, as reported in Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At June 30, 2013 and December 31, 2012, we had $52 and $294 Australian Dollars, respectively ($47 and $306 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the six months ended June 30, 2013 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the six months ended June, 2013, we had the following transactions with our major shareholder and Chief Executive Officer, Micheal Nugent:

•	We received $42,021 in cash loans to pay operating expenses,

•	We accrued $1,711 in interest payable,

•

We issued 2,300,000,000 shares of common stock to Mr. Nugent, retiring $23,000 of accumulated debts owed to him, and recording a loss on retirement of debt of $22,977,000 (see Note 5 for a more detailed explanation of this stock issuance),

•

We issued 1 share of Class A Convertible Preferred Stock and 39,312 Series B Convertible Preferred Stock, retiring $98,281 of accumulated debts owed to him, and recording a loss on retirement of debt of $1,499,829, collectively, for these two issuances (see Note 5 for a more detailed explanation of this stock issuance),

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

As of the date of this report, no principal or interest has been called by the maker of the note. The outstanding balance at June 30, 2013 is $32,989 and $1,300, respectively, for principal and interest.

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

Also on March 12, 2013, the Company issued to our Chief Executive Officer, Micheal Nugent, 2,300,000,000 shares of common stock in exchange for a reduction in debt from the Company to him in the amount of $23,000. We valued the shares at their fair value of the stock’s closing price on the grant date, recording an increase to Additional Paid in Capital of $23,000,000, a reduction of interest and principal of $2,437 and $20,563, respectively, and recorded a loss on retirement of debt of $22,977,000.

On April 3, 2013, we issued 500,000,000 shares to consultants pursuant to their consulting arrangements. We valued the shares at their grant-date fair values based on the closing market price on the date of grant and recorded $2,500,000 in administrative costs.

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

	Shares Issued	Conversion Value	Voting Control	Fair Value
Common Stock	2,300,000,000	23,000,000	-	23,000,000
Preferred Series A	1	1,598,047	393,600	1,598,047
Preferred Series B	39,312	63	-	63
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

During the six months ended June 30, 2013, we expensed an additional $51,985 in options expense which is included in stock-based compensation, leaving none to be expensed in future periods.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles. Balances at June 30, 2013 and December 31, 2012 are as follows:

	6/30/13 (Unaudited)	12/31/12 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(116,359)	(112,836)
Net fixed assets	$6,751	$10,274

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

Results of Operations - Six Months Ended June 30, 2013 versus 2012

We had general and administrative expenses of $2,582,619 for the six months ended June 30, 2013 versus $56,998 for the same period in 2012. The principal difference is stock-based compensation of $2,500,000.

Depreciation is significantly less for the six months ended June 30, 2013 versus the same period in 2012 because many of the assets depreciated during 2012 are now fully depreciated.

Interest expense remained relatively equal, declining a bit from the previous year of $1,665 in 2012 to $1,442 in the current year. Interest expense is calculated on the outstanding balance of shareholder loans which fluctuates depending on the company’s cash needs.

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

Results of Operations - Three Months Ended June 30, 2013 versus 2012

We had general and administrative expenses of $40,546 for the three months ended June 30, 2013 versus $23,049 for the same period in 2012. The principal reason for increase is the rise in compliance costs.

Depreciation is significantly less for the three months ended June 30, 2013 versus the same period in 2012 because many of the assets depreciated during 2012 are now fully depreciated.

Interest expense declined from $1,029 for the three months ended June 30, 2012 to $231 for the same period in 2013. This is owing principally to the conversion of principal and interest into common and preferred shares during the first quarter of 2013 (see Note 5).

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2013 and December 31, 2012. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

