Form 10-Q
period 2013-09-30
ROADSHIPS HOLDINGS, INC.
filed 2015-04-30
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

ROADSHIPS HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	9/30/13 (Unaudited)	12/31/12 (Audited)
ASSETS
Current assets:
Cash	$1,383	$306
Total current assets	1,383	306

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $117,003 and $112,836 as of September 30, 2013 and December 31, 2012, respectively	46,107	10,274
TOTAL ASSETS	$7,490	$10,580

LIABILITIES
Accounts payable and accrued expenses	$17,812	$18,018
Accounts payable - related party	638	638
Bank overdraft	-	35
Accrued interest	166	2,593
Loans from related parties	41,010	123,006
Total current liabilities	59,626	144,290
TOTAL LIABILITIES	59,626	144,290

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value. Three billion shares authorized. 2,987,633,430 and 187,633,430 issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	29,876	1,876
Series A Convertible Preferred Stock, par value $0.0001.4 shares authorized, 1 and zero shares outstanding at September 30, 2013 and December 31, 2012, respectively	1	-
Series B Convertible Preferred Stock, par value $0.00001.10,000,000 shares authorized, 39,312 and zero shares outstanding at September 30, 2013 and December 31, 2012, respectively	4	-
Additional paid in capital	32,759,839	5,637,749
Accumulated deficit	(32,844,169)	(5,773,335)
Effect of foreign currency exchange	2,313	-
TOTAL STOCKHOLDERS' DEFICIT	(52,136)	(133,710)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,490	$10,580

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

EXPENSES
General and administrative	2,586,878	121,730	4,359	64,732
Depreciation	5,296	19,479	1,770	1,766
Total operating expenses	2,592,174	141,209	6,129	66,498

Operating income / (loss)	(2,592,174)	(141,209)	(6,129)	(66,498)

OTHER INCOME / (EXPENSE)
Interest expense	(1,831)	(2,841)	(389)	(1,176)
Loss on extinguishment of debt	(24,476,829)	-	-	-
Total other	(24,478,660)	(2,841)	(389)	(1,176)
Foreign exchange gains / (losses)	-	(803)	-	(1,549)
Net loss	$(27,070,834)	$(144,853)	(6,518)	$(69,223)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(2,313)	-	222	-
Net comprehensive loss	$(27,073,147)	$(144,853)	(6,296)	$(69,223)

Net loss per common share - basic and diluted	$(0.01)	$-	$-	$-
Weighted average shares outstanding	2,226,604,018	187,633,430	2,987,633,430	187,633,430

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Accumulated Other Comprehensive	Additional Paid In	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)

Balance, 12/31/11	187,633,430	1,876	-	-	-	-	-	5,571,085	(5,592,841)	(19,880)
Grant of options to officers								66,664		66,664
Net loss									(180,494)	(180,494)

Balance, 12/31/12	187,633,430	$1,876	-	$-	-	$-	$-	$5,637,749	$(5,773,335)	$(133,710)

Common shares issued for debt reduction	2,300,000,000	23,000						22,977,000		23,000,000
Stock-based compensation	500,000,000	5,000						2,546,985		2,551,985
Preferred shares issued for conversion of debt			1	1	39,312	4		1,598,105		1,598,110
Foreign currency translation adjustment							2,313			2,535
Net loss									(27,070,834)	(27,070,834)
Balance, 9/30/13	2,987,633,430	$29,876	1	$1	39,312	$4	$2,313	$32,759,839	$(32,844,169)	$(52,136)

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,070,834)	$(144,853)
Depreciation expense	5,296	19,479
Stock-based compensation	2,551,985	58,669
Loss on retirement of debt	24,476,829	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(10,475)	(14,739)
Accounts payable - related party	(2,427)	925
Net cash used in operating activities	(49,626)	(80,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder loan	55,807	95,285
Principal payments on shareholder loans	(7,417)	(14,072)
Net cash provided by financing activities	48,390	81,213

Effect of foreign exchange transactions	2,313	(803)

Net increase/(decrease) in cash	1,077	(109)
Cash and equivalents - beginning of period	306	231
Cash and equivalents - end of period	$1,383	$122

SUPPLEMENTARY INFORMATION
Cash paid for interest	1,685	-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Notes payable conversion into stock payable	$23,000	$-
Notes payable conversion into preferred stock	98,281

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2013.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2012, as reported in Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At September 30, 2013 and December 31, 2012, we had $1,475 and $294 Australian Dollars, respectively ($1,383 and $306 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine months ended September 30, 2013 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the nine months ended September, 2013, we had the following transactions with our major shareholder and Chief Executive Officer, Micheal Nugent:

•	We received $55,807 in cash loans to pay operating expenses,

•	We accrued $2,195 in interest payable and paid $1,685 in accrued interest.

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

As of the date of this report, no principal or interest has been called by the maker of the note. The outstanding balance at September 30, 2013 is $40,910 and $166, respectively, for principal and interest.

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

On April 3, 2013, we issued 500,000,000 shares to consultants pursuant to their consulting arrangements.  We valued the shares at their grant-date fair values and recorded $2,500,000 in administrative costs.

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
				$24,598,110

Therefore, in recording the issuance of Series A and B Convertible Preferred Stock, we increased Additional Paid Capital by $1,598,110 ($1,598,047 + 63), reduced the principal amount owed to Mr. Nugent in the amount of $98,281, and recorded a loss on retirement of debt of $1,499,829.

Options

On July 2, 2012, we granted 10 million options to purchase our common stock to each of our Chief Executive and Chief Financial Officers (20 million total).  A complete discussion of these options can be found in our annual report on Form 10-K as of December 31, 2012, filed on April 16, 2013 and herein incorporated by reference.

During the nine months ended September 30, 2013, we expensed an additional $51,985 in options expense which is included in stock-based compensation, leaving none to be expensed in future periods.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles.  Balances at September 30, 2013 and December 31, 2012 are as follows:

	9/30/13 (Unaudited)	12/31/12 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(117,003)	(112,836)
Net fixed assets	$6,107	$10,274

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

Results of Operations - Nine months ended September 30, 2013 versus 2012

We had general and administrative expenses of $2,586,878 for the nine months ended September 30, 2013 versus $121,730 for the same period in 2012.  The principal difference is stock-based compensation of $2,500,000.

Depreciation is significantly less for the nine months ended September 30, 2013 versus the same period in 2012 because many of the assets depreciated during 2012 are now fully depreciated.

Interest expense declined from the previous year of $2,841 in 2012 to $1,831 in 2013.  The decrease is due to lower average debt outstanding.

Results of Operations - Three Months Ended September 30, 2013 versus 2012

We had general and administrative expenses of $4,359 for the three months ended September 30, 2013 versus $64,732 for the same period in 2012.  The principal reason for decrease is a reduction in activities.

Depreciation is substantially unchanged for both three-month periods.

Interest expense declined from $1,176 for the three months ended September 30, 2012 to $389 for the same period in 2013.  This is owing principally to the conversion of principal and interest into common and preferred shares during the first quarter of 2013 (see Note 5).

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at September 30, 2013 and December 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our  officers and directors of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

