Form 10-K
period 2014-12-31
ROADSHIPS HOLDINGS, INC.
filed 2015-07-09
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 333-141907

ROADSHIPS HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	20-5034780
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

1846 E Innovation Park Drive,

Oro Valley, Arizona 85755

(Address of principal executive offices, including zip code.)

(520) 318-5578

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of 580,649,020 shares held by non-affiliates as of June 30, 2014 is $116,130, based on the closing price of our stock on June 30, 2014.

As of July 7, 2015, the registrant had 2,987,633,430 shares of its common stock outstanding.

Documents Incorporated by reference: None.

ROADSHIPS HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2014

PART I -- FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

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

All references in this Annual Report to the "Company," "we," "us" or "our" are to Roadships Holdings, Inc. and our wholly owned subsidiaries.

Item 1. Business Factors

Roadships Holdings, Inc. is an emerging company in the internet applications industry sector and the short-sea and ground freight transport industry sectors. The Company operates through its wholly owned subsidiaries in the United States and Australia. The Company's head office is located at 1846 E Innovation Park Drive, Oro Valley, Arizona 85755 (Telephone: 520 288 1908).

History

The Company was incorporated as Caddystats, Inc. on June 6, 2006 under the laws of the State of Delaware, to publish low cost golf course guides.

On February 25, 2009, the board of directors approved a 5:1 forward split of the Company's common stock.

On March 3, 2009, the Company acquired all of the voting shares of Roadships Holdings, Inc., a Florida corporation, and Roadships America, Inc., also a Florida corporation, for 16,025,000 shares of the Company's common stock. Upon completion of these acquisitions, the Company abandoned its publishing business and began to pursue opportunities in the short-sea and ground freight industry sectors.

On March 3, 2009, the Company changed its name to Roadships Holdings, Inc. and increased its authorized capital to 1,000,000,000 shares of common stock.

On May 25, 2009, the Company formed Roadships Acquisitions Pty, Ltd. a corporation formed under the laws of Australia, to identify and act upon synergistic acquisition targets in Australia and the surrounding area.

On June 15, 2009, the Company's board of directors approved a 1.97576614:1 stock dividend to the holders of the Company's common stock.

On June 15, 2009, the Company acquired Endeavour Logistics Pty. Ltd., to develop and accommodate organic growth within the Australia market.

On May 20, 2010, Endeavor Logistics Pty Ltd. was renamed Roadships Freight Pty Ltd.

On September 18, 2014, Roadships Acquisitions Pty Ltd. was renamed Peobi Pty Ltd. and repurposed to develop internet applications in support of the transport industry.

On December 2, 2014, Peobi Pty Ltd. was renamed Polybia Studios Pty Ltd.

On May 21, 2015 the Company issued 1,796,571,209 shares of its common stock from treasury to acquire the Arizona corporation Click Evidence Inc. ("Click"), to significantly expand its internet applications capability begun in 2014 under Polybia Studios.

Our Business

The Company has two divisions: a Technology Division reflecting the acquisition of Click and a Transport Division, reflecting the Company's historical business.

Technology Division

The Technology division is headed by Click CEO and founder, Dr. Jon N Leonard.

The Division operates in the internet applications space, a space uniquely able to embrace fast growing and novel business. The iPhone, Google, Facebook, Amazon, Twitter, Android, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with the arrival --seemingly from out of nowhere- of wholly new business universes.

Click is developing a system branded "KlickZie" aimed at turning smartphones, including iPhones, Android phones and other smartphones, into trustable imagers and advanced communicators. Trustable imagers means that the pictures and videos can be trusted to be the original, untampered, un-Photoshopped pictures and videos made by the smartphone. Advanced communicators means that the pictures and videos can be used as living, trusted portals to communicate with others.

The KlickZie system concept consists of downloadable software able to securitize the imaging process in the smartphone, together with an advanced cloud system to authenticate KlickZie pictures and videos and to make possible imagery based communication among people who happen upon KlickZie pictures and videos.

Plan of Operations

The technology division is focused on developing, implementing and monetizing the KlickZie system. The KlickZie system concept has two major components: the downloadable KlickZie smartphone imaging engine and the KlickZie cloud-based services subsystem.

The heart of the KlickZie system concept is the smartphone imaging engine. The imaging engine securitizes and marks the smartphone's imagery with techniques that form the basis of the trustability of the smartphone's pictures and videos and the ability to use these pictures and videos as portals of communication.

The smartphone imaging engine requires the KlickZie cloud-based services to authenticate the imagery it creates -authentication being the basis of trustability. The engine also requires the cloud-based services to turn its pictures and videos into communications portals.

The functionalities in the smartphone-housed software and cloud housed components are exacting and highly advanced, requiring a seasoned and world class team for development and rollout. The kernel of the KlickZie team for this job is in place now. The company is intent on hiring the best and brightest in the land to round out the team.

KlickZie Product Rollout. Rolling out KlickZie requires hiring activity to round out the Click Technical Team. Additional required technical staff include: cloud architects, database engineers, image processing engineers, full stack software engineers, steganography software developers, app development software engineers, and smartphone code defense software engineers.

Product rollout consists of three phases.

Phase 1: This phase builds a minimal testable KlickZie system --including the smartphone imaging engine and the service cloud (the Rev 1 KlickZie system). Rev 1 needs to identify and fix functionality, user experience and user interface issues. And it also aims to build a loyal base of early adopters to help find and solve these issues and to define Rev 2.

Phase 2: Thus activity builds and releases Rev 2 into a limited audience. The purpose of Rev 2 is to optimize our user experiences and user interfaces, to define, build, test and finalize our viral growth method, to finalize the smartphone imaging engine, to test/finalize the cloud subsystem for global scale up, to build a seed population of 200,000 contented users, and to plan global rollout.

Phase 3: Here the KlickZie system is rolled out globally. This is done in stages culture by culture and language by language. Marketing and support staff and services needs to be added as global rollout takes hold.

Monetizing. As presently conceived, the KlickZie product aims at revenues from four primary sources:

•

Advertising Using pictures and videos as portals of communication allows the presentation of these communications in a framework of the Company's choice, enabling advertisers to place paid ads within this framework (as is done by Google.)

•

User premium service fees KlickZie is intended to be free to consumers. Since KlickZie is handling user imagery and user imagery-based communications, opportunities for users to gain extra KlickZie service are intended to be provided for a fee-based premium user membership.

•

App Developer Revenue As conceived, the KlickZie imaging engine is a powerful tool for generating trustable imagery. The KlickZie cloud is intended to allow developers access to this powerful engine along with KlickZie-provided developer tools enabling them to develop apps of their own invention, access being granted under a revenue sharing arrangement.

•

Enterprise Revenue Because as conceived the KlickZie imaging engine is a powerful tool for generating trustable imagery, it is able to support the needs of business and industrial enterprises for which trustable imagery from employees, customers or partners is mission critical. Are plans are to license our engine to enterprises on a license fee basis.

Funding. The KlickZie product rollout requires substantial funding. We plan on, and are now, seeking funds to finance KlickZie product rollout. Financing may be accomplished by incurring debt, by equity sale or through other means. There can be no assurances given that our funding efforts will be successful.

First revenues. Our Plan of Operations is prepared for first revenues from enterprise users coming on line within the first year after the receipt of funding sufficient to round out the KlickZie team. Preparations for other KlickZie revenue are geared for the two year and out timeframe.

Polybia Studios Pty Ltd

From September 2014 through to the acquisition of Click on May 21, 2015 Click was a client of Polybia Studios Pty Ltd. Polybia Studios Pty was engaged in the development of an app under the brand of Safedate that derived from invention disclosure created by Click. Initial development work and preliminary beta testing was completed in February of 2015. The app is currently under Click review, to be formally released once the review is completed. During the app development period it was identified that the base app could be utilized for other applications with minor changes and this has resulted in extra planned development and end use for the base app of Safedate.

During the app development period, Polybia Studios Pty Ltd set about creating other capabilities such as web page development and graphics and logo development to offer services to related parties and other clients.

Polybia Studios Pty Ltd has also taken on the development of a computer based game which is ongoing.

Competition

Competition in the internet applications arena is intense. If you add up all the applications on the Apple Sapp store, the Google Play Store and elsewhere, there are more than a million smartphone applications available to users. Competition is not over which mousetrap is better among like products, but which product is of interest to the user among offerings that are unalike. In the smartphone applications area the principal consumer elements of competition involve capturing and keeping user mind space, and consist of: degree of product exposure to users, degree of product apparent desirability, pleasure of usage, and persisting necessity for the product in the user's life.

For the business population, the elements of competition differ slightly. Degree of product exposure becomes degree of sales force activity, degree of product apparent desirability becomes degree of understood business mission criticality, pleasure of usage becomes simplicity of usage, persisting necessity for the product in the user's life becomes ongoing necessity in the business's success.

These elements of competition are well known to our competitors, namely the internet giants including Google, Apple, Facebook and Amazon, all of whom have financial resources and operating staffs substantially larger than those of the Company, and all of whom can focus on the optimization of their products towards the same consumer and business arenas upon which we intend to focus KlickZie.

Digimarc, BatchPhoto, Thirdlight and others all mark, store and track digital imagery similar to the KlickZie system concept. To our knowledge no firm is turning the smartphone into a generally trustable imager or advanced image-based communicator as envisioned here, which requires substantially more talent and development activity than required for marking, storing and tracking digital imagery.

We believe that our greatest competition will be the competition for the mind-space of users and will involve the principal elements of competition we have described above.

Ongoing Transport Division

The Transport Division is headed by Roadships Holdings founder, Micheal Nugent. The division operates in the short-sea and ground freight transport industry sectors.

Plan of Operations

We have acquired domestic and foreign subsidiaries to facilitate our entry into these markets. In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets in North America. Roadships America, Inc. ("Roadships Am"), a Florida domiciled private corporation, was established to develop and accommodate organic growth within the North America markets.

The Technology Division, with Roadships Am, plans to build Short Sea Ships -- in partnership with STX Marine Group [Canada, Europe and USA] ("STXM"), and in addition to provide Short Sea Shipping services. Also with Roadships Am the division plans to synergistically acquire, own, and operate ground freight transportation companies throughout North America and Australia.

In response to the U.S. Maritime Administration Coastal Transportation Initiative, Roadships and Roadships Am, in partnership with STX Canada Marine Inc., developed a proprietary design of a high speed ("HS") Roll-on Roll-off ("Ro/Ro") vessel for use in the U.S. coastal transport trade. The Company is in the process of finalizing its initial plans of building two (2) U.S. built Jones Act compliant Ro/Ro vessels ("Flagship Vessels" or "Ships") annually over the next five (5) years.

The pedigree for the HS Monohull design proposed for the Roadships program comes from a vessel concept that was initially developed by Kvaerner Masa Yards - Technology (now STX Europe). The HS vessel design was conceived in the early 1990's for short sea shipping transportation throughout Europe using a hull form derived from a high speed combination Ro/Ro and passenger ("ROPAX") ferry built at the shipyard in Helsinki, Finland. This hull form was extensively tested and improved over a period of 5 years to optimize the hull form that offers the least resistance and allows the ship to maintain high speed.

Short Sea Shipping Flagship Vessel

Per ship cost is a variable, as requisite construction materials are largely commodities that are affected by changing market conditions. In October 2005, Roadships developed construction costing on Roadships Flagship Vessels from STX Marine Group [Canada, Europe and USA] ("STXM") of ninety million USD ($90,000,000). Subsequently, in October 2008, at the height of the crude oil run-up, the Company requested updated costing from STXM, which came in at double the first estimate; i.e., one hundred eighty million USD ($180,000,000). For the purposes of these financial projections, management has utilized the average of $90,000,000 and $180,000,000, or one hundred thirty five million USD ($135,000,000).

We have not raised any of the capital required to undertake construction of these vessels. In the event that we are unable to raise the funds necessary, our business plan will be severely impacted.

Ground Freight Mergers and Acquisitions

The gestation period for Roadships Flagship Vessels is eighteen (18) months, best case, from start to finish. To drive short term cash flow, the Company plans the acquisition, merger and assimilation of privately held regional freight companies ranging in value from Eight Million USD ($8,000,000) to Twenty Million USD ($20,000,000).

Management has extensive experience in optimizing operations, squeezing-out cost overruns, and maximizing profits beyond industry averages. Strategically, Management intends to identify and acquire two (2) target operations quarterly -- with one of the two being an over-performer and the other an under-performer -- synergistically merging the two so as to optimize future operations of both operating entities.

Management's acquisition strategy calls for the assumption of all existing debt and payment for owner's equity in cash equivalents; i.e., the Company's free trading shares to the extent and degree that the Company is utilizing its stock as cash equivalents for the acquisition (or at least partial acquisition) of hard assets.

The Transport Division head, Roadships founder Micheal Nugent, will continue to develop and create the base for the Roadships Intermodal Transport System, an infrastructure-based project for the transportation of road transport trailers via blue water highways in new generation ships and unloading methodology.

The Company's transport business model and business plan have remained unchanged from the reverse merger that took place in the February -- March 2009 timeframe.

Although operationally integrated, our Transport operations are best examined in three business units: Short Sea Freight Shipping, Freight Shipping Logistics, and, Ground Freight Transport.

Short Sea Shipping:

•	Research and development on the establishment Roadships USA trade routes;

•	Pre-application research and development on a waiver of The Jones Act;

•	Preliminary logistical preparation on the ordering and construction of two USA built Roadships High Speed Monohulls;

•	In discussions with European and USA based ship operators on strategic partnerships;

•	Finalization of strategic sales and marketing for the Company's new trailer designs or retrofit package for use with the new Roadships High Speed Monohulls;

•	Preliminary logistical preparation for the release of Roadships' new loading and unloading equipment for the Company's High Speed Monohulls;

Ground Freight Transport:

This business unit has plans to acquire and operate ground freight transport business activities supporting and servicing the freight from the new generation ships and unloading methodology of the blue water freight highways.

Freight Shipping Logistics:

Although Roadships' management team has considerable experience in this industry sector, frankly freight logistics services have taken a back seat to developments in the Company's Short Sea Shipping and Ground Freight Transport business units. However, the Company intends to penetrate both the USA and Australian markets over the short-term, most likely by means of merger or acquisition.

Competition

As with the Technology Division, the competition we face in the Transport Division is intense. The principal methods of competition in the transport arena are service, price, experience, reputation and quality of equipment. The Company believes that its transport activity pricing capabilities are competitive and that its ability to provide quality services, experience and equipment is high. Almost all of our competitors have financial resources and operating staffs substantially larger than those of the Company and, from time to time, may use those resources either to lower rates or acquire equipment which, in either case, may provide a competitive advantage over the Company. We plan for the possibility that our vessels may operate from time to time in markets in which there are more vessels than the market can support at a profitable level. While we also plan to shift our tugs, barges, tankers and other vessels away from markets in which there is a surplus of capacity to markets in which the supply of and demand for vessels is more balanced, our competitors tend to engage in similar practices. Over time, these practices by our competitors may undermine the effectiveness of our efforts to deploy our vessels to more balanced markets.

Employees

Roadships Holdings, Inc. has 5 employees. (Polybia Studios Pty Ltd). Other services are currently provided through independent contractors.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal business and corporate address is 1846 E Innovation Park Drive, Oro Valley, Arizona 85755 (Telephone: 520 288 1908). The space is being provided by management on a rent free basis. We have no intention of finding, in the near future, another office space to rent during the emerging growth stage of the Company.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares trade on the OTCQB under the symbol "RDSH". The following table sets forth the high and low closing bid prices of our common stock (USD) for the last two fiscal years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low

Dec 31, 2014	$0.00040	$0.00010
Sep 30, 2014	0.00030	0.00020
Jun 30, 2014	0.00030	0.00020
Mar 31, 2014	0.00050	0.00020

Dec 31, 2013	$0.00002	$0.00001
Sep 30, 2013	0.00004	0.00002
Jun 30, 2013	0.00050	0.00002
Mar 31, 2013	0.01500	0.00500

At December 31, 2014, there were 2,987,633,430 shares of our common stock issued and outstanding.

Holders

On June 15, 2015, the Company had approximately 571 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $58,359 and $34,608 for the years ended December 31, 2014 and 2013, respectively, recurring losses, and negative working capital at December 31, 2014 and 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. Management believes that actions presently being taken to obtain additional funding may provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Results of Operations -- Comparison of Years Ended December 31, 2014 Versus 2013

Revenues

There were no revenues earned during the years ended both December 31, 2014 and 2013.

General and Administrative Expenses

Our general and administrative expenses were $71,008 for the year ended December 31, 2014 versus $2,573,110 for the same period in 2013. Of the 2013 amount, $2,551,985 was stock-based compensation, without which, general and administrative expenses would have been $21,125. The increase is principally due to the inclusion of Polybia Studios.

Depreciation Expense

Depreciation expense for the year ended December 31, 2014 was $3,592 versus $7,066 during the same period in 2013. The expense decreased because some of our assets became fully depreciated during 2013 and 2014.

Interest Expense

Interest expense was $2,540 for the year ended December 31, 2014 versus $2,307 for the same period in 2013. The increase is due to higher debt levels.

Losses on Conversions

We converted certain debt balances to equity during the year ended December 31, 2013 and recorded losses on those conversions of $24,476,829. We had no such conversions in 2014.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At December 31, 2014, we had $407 (AU$500) in cash and $231,617 in current liabilities resulting in negative working capital of $231,210. At December 31, 2013, we had $196 in cash and $57,669 in current liabilities resulting in negative working capital of $57,473 for an increase in negative working capital of $173,737. This results principally from our net loss of $77,140 and the retirement of the Class B Convertible Preferred Stock that resulted in the addition of $98,281 of additional related-party debt.

Currently, we are not able to maintain our existing operations through the existing cash balances and internally generated cash flows. Moreover, we have determined that our existing capital structure is not adequate to fund our planned growth. We intend to finance our growth by issuing additional common stock and through loans from our shareholders. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including technology development costs, technology product rollout and support expense, the procurement of vessels, and the demand for our services. There can be no assurance that we will obtain the capital we need to achieve our goals.

Plan of Operations

The Company has two divisions: a Technology Division reflecting the acquisition of the Arizona corporation Click Evidence, Inc. ("Click") on May 21, 2015, and a Transport Division, reflecting the Company's historical business.

The Company's plan of operations consists of a Technology Plan of Operations and a Transport Plan of Operations. These plans are discussed below following a brief word regarding our two divisions.

The Technology Division is headed by Click's CEO and founder, Dr. Jon N Leonard, and operates in the internet applications sector. The Transport Division is headed by the Company's founder, Micheal Nugent and operates in the short-sea and ground freight transport industry sectors.

We believe both divisions are economically viable and that the timing today is excellent for the rapid growth of each. While the two divisions are independent of each other and will operate under separate management, we think they complement each other in the long term business sense. We expect the Click-based Technology Division to experience rapid revenue growth into the multi-billion dollar range. We expect the Transport Division revenue to grow into the multi-billion dollar range also, but over a time-frame longer than that of the Technology Division.

On the other hand we expect the Transport Division to be able to show revenues early and generate steady growth, while the Technology Division's major growth will show a little a later following a development effort, but will then become explosive.

TECHNOLOGY DIVISION

The Technology Division operates in the internet applications space, a space uniquely able to embrace fast growing and novel business. The iPhone, Google, Facebook, Amazon, Twitter, Android, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with the arrival --seemingly from out of nowhere- of wholly new business universes.

Click is developing a system branded "KlickZie" aimed at turning smartphones, including iPhones, Android phones and other smartphones, into trustable imagers and advanced communicators. "Trustable imagers" means that KlickZie pictures and videos can be trusted to be the original, untampered, un-Photoshopped pictures and videos made by the smartphone. And "advanced communicators" means that KlickZie pictures and videos can be used as living, trusted portals to communicate with others.

The KlickZie system will consist of powerful downloadable software able to securitize the imaging process in the smartphone, together with an advanced cloud system that will authenticate KlickZie pictures and videos and that will enable imagery based communication among people who happen upon KlickZie pictures and videos.

The Company believes that the KlickZie system will enjoy a global user base able to generate substantial revenues.

Technology Plan of Operations

The technology division is focused on developing, implementing and monetizing the KlickZie system. The KlickZie system has two major components: the downloadable KlickZie smartphone imaging engine and the KlickZie cloud-based services subsystem.

The heart of the KlickZie system is the smartphone imaging engine. The imaging system will securitize and mark the smartphone's imagery using techniques that are proprietary to the Company and which form the basis of the trustability of the smartphone's pictures and videos and the ability to use these pictures and videos as portals of communication.

The smartphone imaging engine requires the KlickZie cloud-based services to authenticate the imagery it creates -authentication being the basis of trustability. The engine also requires the cloud-based services to turn its pictures and videos into communications portals.

The functionalities in the smartphone-housed software and cloud housed components are exacting and highly advanced, requiring a seasoned and world class team for development and rollout. The kernel of the KlickZie team for this job is in place now. The company is intent on hiring the best and brightest in the land to round out the team.

KlickZie Product Rollout. Rolling out KlickZie will begin with hiring to round out the Click Team. Additional first hires may include: cloud architects, database engineers, image processing engineers, full stack software engineers, steganography software developers, app development software engineers, and smartphone code defense software engineers. With the team in place product rollout will be done in three phases.

Phase 1: This phase will build a minimal testable KlickZie system --including the smartphone imaging engine and the service cloud (the Rev 1 KlickZie system). Rev 1 will enable the identification and fixing of functionality, user experience and user interface issues. And it will enable the development of a loyal base of early adopters to help find and solve these issues and to define Rev 2.

Phase 2: Thus activity will build Rev 2 and release it in a local or limited way. The purpose of Rev 2 is to optimize our user experiences and user interfaces, to define, build, test and finalize our viral growth method, to finalize the smartphone imaging engine, to test/finalize the cloud subsystem for global scale up, to build a seed population of 200,000 contented users, and to plan global rollout.

Phase 3: Here we roll out the KlickZie system globally. This will be done in stages culture by culture and language by language. Marketing and support staff and services will be added as global rollout takes hold.

Monetizing. As presently conceived, the KlickZie product promises revenues from a variety of sources. The four primary sources of revenue appear to be:

Advertising. Using pictures and videos as portals of communication allows us to present these communications in a framework of our choice, enabling advertisers to place paid ads within this framework as is done by Google.

User premium service fees. KlickZie is free to consumers. But since KlickZie is handling user imagery and user imagery-based communications, there are many opportunities for users to gain extra KlickZie service for a premium membership fee.

App Developer Revenue. The KlickZie imaging engine is a powerful tool for generating trustable imagery. On our cloud and under our control, we intend to allow developers access to the engine to develop apps of their own invention on a revenue sharing basis.

Enterprise Revenue. Because the KlickZie imaging engine is a powerful tool for generating trustable imagery, it will be of significant interest to business and industrial enterprises for which trustable imagery from employees, customers or partners is mission critical. We intend to license our engine to enterprises on a license fee basis.

Funding. The KlickZie product rollout requires substantial funding. We intend on, and are now, seeking funds to finance KlickZie product rollout. Financing may be accomplished by incurring debt, by equity sale or through other means. There can be no assurances given that our funding efforts will be successful.

First revenues. We believe that the big revenues for the company will come from placed advertising. But we think that in order for placed advertising to begin, a fully functional KlickZie system needs to be up and running with many users in place, the more users the better. But long before that, it may be possible to attract the attention of enterprises whose main interest is the imaging engine and a cloud system in place to provide ready authentication of imagery as needed. It is possible that first revenues from enterprise users will come on line within the first year after the receipt of funding sufficient to round out the KlickZie team.

Polybia Studios Pty Ltd

From September 2014 through to the acquisition of Click Evidence Inc. on May 21, 2015 Click Evidence Inc. was a client of Polybia Studios Pty Ltd. Polybia Studios Pty Ltd was engaged in the development of an app derived from invention disclosure created by Click Evidence Inc. under the brand of Safedate. Initial development work and preliminary beta testing was completed in February of 2015 and the app is currently under review of Click Evidence Inc. and will be formally released once the review is completed. However during the development period it was identified that the base app could be utilized for other applications with minor changes and this has resulted in extra planned development and end use for the base app of Safedate.

During the app development period, Polybia Studios Pty Ltd set about creating other capabilities such as web page development, graphics and logo development and the like to offer services to related parties and other clients.

Polybia Studios Pty Ltd has also taken on the development of a computer based game which is ongoing.

Competition

Competition in the internet applications arena is intense. If you add up all the applications on the Apple Sapp store, the Google Play Store and elsewhere, there are literally millions of smartphone applications available to users. Competition is not over which mousetrap is better among like products, but which product is of interest to the user among offerings that are unalike. In the smartphone applications area the principal elements of competition for consumer users involve capturing and keeping user mind space and consist of: degree of product exposure to users, degree of product apparent desirability, pleasure of usage, and unyielding necessity in the user's life.

For the business population, the elements of competition differ slightly. Degree of product exposure becomes degree of sales force activity, degree of product apparent desirability becomes degree of understood business mission criticality, pleasure of usage becomes simplicity of usage, persisting necessity for the product in the user's life becomes ongoing necessity in the business's success.

These elements of competition are well known to our competitors who include all of the internet giants, including Google, Apple, Facebook and Amazon and all of whom have financial resources and operating staffs substantially larger than those of the Company, and all of whom can focus on the optimization of their products towards the same consumer and business arenas that we intend to focus KlickZie.

Digimarc, BatchPhoto, Thirdlight and others mark, store and track digital imagery. To our knowledge none of these or any others are turning the smartphone into a generally trustable imager or advanced image-based communicator as envisioned here.

We believe that our greatest competition will be the competition for the mind space of users and will involve the principal elements of competition we have described above.

TRANSPORT DIVISION

The Transport Division is headed by Roadships Holdings founder, Micheal Nugent. The division operates in the short-sea and ground freight transport industry sectors.

Transport Plan of Operations

We have acquired domestic and foreign subsidiaries to facilitate our entry into these markets. In the United States, Roadships Acquisitions US, Inc. is our subsidiary designated to identify and act upon synergistic acquisition targets in North America. Roadships America, Inc. ("Roadships Am"), a Florida domiciled private corporation, was established to develop and accommodate organic growth within the North America markets.

The Technology Division, with Roadships Am, plans to build Short Sea Ships -- in partnership with STX Marine Group [Canada, Europe and USA] ("STXM"), and in addition to provide Short Sea Shipping services. Also with Roadships Am the division plans to synergistically acquire, own, and operate ground freight transportation companies throughout North America and Australia.

In response to the U.S. Maritime Administration Coastal Transportation Initiative, Roadships and Roadships Am, in partnership with STX Canada Marine Inc., developed a proprietary design of a high speed ("HS") Roll-on Roll-off ("Ro/Ro") vessel for use in the U.S. coastal transport trade. The Company is in the process of finalizing its initial plans of building two (2) U.S. built Jones Act compliant Ro/Ro vessels ("Flagship Vessels" or "Ships") annually over the next five (5) years.

The pedigree for the HS Monohull design proposed for the Roadships program comes from a vessel concept that was initially developed by Kvaerner Masa Yards - Technology (now STX Europe). The HS vessel design was conceived in the early 1990's for short sea shipping transportation throughout Europe using a hull form derived from a high speed combination Ro/Ro and passenger ("ROPAX") ferry built at the shipyard in Helsinki, Finland. This hull form was extensively tested and improved over a period of 5 years to optimize the hull form that offers the least resistance and allows the ship to maintain high speed.

Short Sea Shipping Flagship Vessel. Per ship cost is a variable, as requisite construction materials are largely commodities that are affected by changing market conditions. In October 2005, Roadships developed construction costing on Roadships Flagship Vessels from STX Marine Group [Canada, Europe and USA] ("STXM") of ninety million USD ($90,000,000). Subsequently, in October 2008, at the height of the crude oil run-up, the Company requested updated costing from STXM, which came in at double the first estimate; i.e., one hundred eighty million USD ($180,000,000). For the purposes of these financial projections, management has utilized the average of $90,000,000 and $180,000,000, or one hundred thirty five million USD ($135,000,000). We have not raised any of the capital required to undertake construction of these vessels. In the event that we are unable to raise the funds necessary, our business plan will be severely impacted.

Ground Freight Mergers and Acquisitions. The gestation period for Roadships Flagship Vessels is eighteen (18) months, best case, from start to finish. To drive short term cash flow, the Company plans the acquisition, merger and assimilation of privately held regional freight companies ranging in value from Eight Million USD ($8,000,000) to Twenty Million USD ($20,000,000). Management has extensive experience in optimizing operations, squeezing-out cost overruns, and maximizing profits beyond industry averages. Strategically, Management intends to identify and acquire two (2) target operations quarterly -- with one of the two being an over-performer and the other an under-performer -- synergistically merging the two so as to optimize future operations of both operating entities. Management's acquisition strategy calls for the assumption of all existing debt and payment for owner's equity in cash equivalents; i.e., the Company's free trading shares to the extent and degree that the Company is utilizing its stock as cash equivalents for the acquisition (or at least partial acquisition) of hard assets.The Transport Division head, Roadships founder Micheal Nugent, will continue to develop and create the base for the Roadships Intermodal Transport System, an infrastructure-based project for the transportation of road transport trailers via blue water highways in new generation ships and unloading methodology. The Company's transport business model and business plan have remained unchanged from the reverse merger that took place in the February -- March 2009 timeframe.

Transport operations. Although operationally integrated, our Transport operations are best examined in three business units: Short Sea Freight Shipping, Freight Shipping Logistics, and, Ground Freight Transport.

Short Sea Shipping

•	Research and development on the establishment Roadships USA trade routes;

•	Pre-application research and development on a waiver of The Jones Act;

•	Preliminary logistical preparation on the ordering and construction of two USA built Roadships High Speed Monohulls;

•	In discussions with European and USA based ship operators on strategic partnerships;

•	Finalization of strategic sales and marketing for the Company's new trailer designs or retrofit package for use with the new Roadships High Speed Monohulls;

•	Preliminary logistical preparation for the release of Roadships' new loading and unloading equipment for the Company's High Speed Monohulls;

Ground Freight Transport

This business unit has plans to acquire and operate ground freight transport business activities supporting and servicing the freight from the new generation ships and unloading methodology of the blue water freight highways.

Freight Shipping Logistics

Although Roadships' management team has considerable experience in this industry sector, frankly freight logistics services have taken a back seat to developments in the Company's Short Sea Shipping and Ground Freight Transport business units. However, the Company intends to penetrate both the USA and Australian markets over the short-term, most likely by means of merger or acquisition.

Competition

As with the Technology Division, the competition we face in the Transport Division is intense. The principal methods of competition in the transport arena are service, price, experience, reputation and quality of equipment. The Company believes that its transport activity pricing capabilities are competitive and that its ability to provide quality services, experience and equipment is high. Almost all of our competitors have financial resources and operating staffs substantially larger than those of the Company and, from time to time, may use those resources either to lower rates or acquire equipment which, in either case, may provide a competitive advantage over the Company. We plan for the possibility that our vessels may operate from time to time in markets in which there are more vessels than the market can support at a profitable level. While we also plan to shift our tugs, barges, tankers and other vessels away from markets in which there is a surplus of capacity to markets in which the supply of and demand for vessels is more balanced, our competitors tend to engage in similar practices. Over time, these practices by our competitors may undermine the effectiveness of our efforts to deploy our vessels to more balanced markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Roadships Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Roadships Holdings, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadships Holdings, Inc. and consolidated subsidiaries as of December 31, 2014 and 2013, and the results of its operations, and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

Houston, Texas

www.mkacpas.com

July 9, 2015

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	12/31/14	12/31/13

ASSETS

Current assets:
Cash	$407	$196
Total current assets	407	196

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $123,245 and $119,889 as of December 31, 2014 and 2013, respectively	7,960	3,221
TOTAL ASSETS	$8,367	$3,417

LIABILITIES
Accounts payable and accrued expenses	$38,924	$17,840
Accounts payable -- related party	556	566
Accrued interest -- related party	329	2,148
Loans -- related party	187,745	37,115
Short-term notes payable	4,063	-
Total current liabilities	231,617	57,669

TOTAL LIABILITIES	231,617	57,669

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock, par value $0.0001. 4 shares authorized, 1 share outstanding at December 31, 2014 and 2013	1	1
Series B Convertible Preferred Stock, par value $0.00001. 10,000,000 shares authorized, 0 and 39,312 shares outstanding at December 31, 2014 and 2013, respectively	-	4
Common stock, $0.00001 par value. Three billion shares authorized. 2,987,633,430 issued and outstanding at December 31, 2014 and 2013.	29,876	29,876
Additional paid in capital	32,661,562	32,759,839
Accumulated deficit	(32,909,787)	(32,832,647)
Effect of foreign currency translation	(4,902)	(11,325)
TOTAL STOCKHOLDERS' DEFICIT	(223,250)	(54,252)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,367	$3,417

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013

OPERATING EXPENSES
General and administrative	$71,008	$2,573,110
Depreciation	3,592	7,066
Total operating expenses	74,600	2,580,176

Operating loss	(74,600)	(2,580,176)

OTHER INCOME / (EXPENSE)
Interest expense	(2,540)	(2,307)
Loss on extinguishment of debt	-	(24,476,829)
Total other	(2,540)	(24,479,136)

Net loss	$(77,140)	$(27,059,312)

Effect of foreign currency exchange	6,423	(11,325)

Net comprehensive loss	$(70,717)	$(27,070,637)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	2,987,633,430	2,412,839,909

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

From January 1, 2013 to December 31, 2014

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Accumulated Other Comprehensive	Additional Paid In	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)

Balance, 12/31/12	187,633,430	$1,876	-	$-	-	$-	$-	$5,451,992	$(5,773,335)	$(133,710)

Common shares issued for debt reduction	2,300,000,000	23,000	-	-	-	-	-	22,977,000	-	23,000,000
Stock-based compensation	500,000,000	5,000	-	-	-	-	-	2,546,985	-	2,551,985
Preferred shares issued for conversion of debt	-	-	1	1	39,312	4	-	1,598,105	-	1,598,110
Foreign currency translation adjustment	-	-	-	-	-	-	(11,325)		-	(11,325)
Net loss	-	-	-	-	-	-	-		(27,059,312)	(27,059,312)
Balance, 12/31/13	2,987,633,430	29,876	1	1	39,312	4	(11,325)	32,759,839	(32,832,647)	(54,252)

Preferred shares exchanged for debt	-	-	-	-	(39,312)	(4)	-	(98,277)	-	(98,281)
Foreign currency translation adjustment	-	-	-	-	-	-	6,423	-	-	6,423
Net loss	-	-	-	-	-	-	-	-	(77,140)	(77,140)
Balance, 12/31/14	2,987,633,430	$29,876	1	$1	-	$-	$(4,902)	$32,661,562	$(32,909,787)	$(223,250)

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(77,140)	$(27,059,312)
Depreciation expense	3,592	7,066
Stock-based compensation	-	2,551,985
Loss on conversion of debt	-	24,476,829

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	18,814	(13,107)
Accounts payable - related party	(1,829)	(72)
Accrued expense	(1,796)	2,003
Net cash used in operating activities	(58,359)	(34,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment acquisitions	(8,095)	-
Net cash used in investing activities	(8,095)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from related-party loan	68,023	61,249
Cash proceeds from notes payable	4,063	-
Principal payments on related-party loans	(11,844)	(15,426)
Net cash provided by financing activities	60,242	45,823

Effect of foreign exchange transactions	6,423	(11,325)

Net increase/(decrease) in cash	211	(110)
Cash and equivalents - beginning of period	196	306
Cash and equivalents - end of period	$407	$196

SUPPLEMENTARY INFORMATION
Cash paid for interest	1,982	-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Notes payable conversion into common shares - related party	$-	$23,000
Notes payable conversion into preferred shares - related party	-	98,281
Conversion of preferred share to related-party note payable	98,281	-

The accompanying notes are an integral part of these financial statements.

ROADSHIPS HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Business

History

Roadships Holdings, Inc ("Roadships", "The Company", "we' or "us") was formed in Delaware on June 5, 2006 as Caddystats, Inc.

On March 3, 2009, the owners of Roadships Holdings, Inc., a Florida Corporation ("Roadships Florida"), and Roadships America, Inc., also a Florida Corporation ("Roadships Am"), both privately held companies, exchanged all of their outstanding shares of common stock in the companies for 16,025,000 shares of common stock of Caddystats, Inc. ("Caddystats"), a public company, representing approximately 100% of the outstanding common shares of the Company. Upon the exchange transaction (the "Transaction"), Caddystats changed its name to Roadships Holdings, Inc. and increased the number of authorized common stock to 1,000,000,000 shares As a result of the transaction, Roadships Florida and Roadships Am (the "Companies") are now wholly-owned subsidiaries of Caddystats. In essence, Roadships and Roadships Am merged into a public shell company with no or nominal remaining operations; and no or nominal assets and liabilities.

In accordance with Financial Accounting guidance related to Business Combinations ("Topic 805"), the Companies are considered the accounting acquirer in the exchange transaction. Because the Companies owners as a group retained or received the larger portion of the voting rights in the combined entity and the Companies senior management represents a majority of the senior management of the combined entity, the Companies are considered the acquirer for accounting purposes and will account for the transaction as a reverse acquisition. The acquisition will be accounted for as a recapitalization, since at the time of the transaction, Caddystats was a company with no or nominal operations, assets and liabilities. Consequently, the assets and liabilities and the historical operations that will be reflected in future consolidated financial statements will be those of the Companies and will be recorded at its historical cost basis. The financial statements have been prepared as if Roadships and Roadships Am had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote. There were no cash equivalents as of December 31, 2014 and 2013.

Property, Plant and Equipment

We record our property plant and equipment at historical cost. The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset's useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At December 31, 2014 and 2013, we had $500 and $220 Australian Dollars, respectively ($407 and $196 US Dollars, respectively) deposited into Australian banks.

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

Fair Value of Financial Instruments

We adopted the Financial Accounting Standards Board's (FASB) Accounting Codification Standard No. 820 ("ASC 820), Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Following table represents our assets and liabilities at December 31, 2014 and 2013 by level measured at fair value on a recurring basis:

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2014 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2013 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

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

See Note 7 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2014 and 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation -- Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $58,359 and $34,608 for the years ended December 31, 2014 and 2013, respectively, recurring losses, and negative working capital at December 31, 2014 and 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. Management believes that actions presently being taken to obtain additional funding may provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Note 4 - Related Party Transactions

For the years ended December 31, 2014 and 2013, certain related parties made cash payments to the Company of $68,023 and $61,249, respectively and the Company made cash payments to the related parties of $11,844 and $15,426, respectively. These loans are made pursuant to a Promissory Note (the "Note") with simple interest payable at 5% on un-matured amounts. The Note is callable by the maker at any time, after which, if not paid, the interest rate increases to 10%. We accrued interest of $1,819 and $2,418 for the year ended December 31, 2014 and 2013, respectively and made cash interest payments of $1,796 and $0, respectively, during those fiscal years.

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

On December 9, 2014, we redeemed the 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our Chief Executive Officer, by issuing a promissory note in the amount of $98,281. The promissory note is due December 31, 2015 and bears interest at 5%. We valued the shares at their fair values on the date of their conversion to this promissory note and valued the shares at $2,914,843. Because the transaction was with a related party, we recorded the removal of the Series B shares by recording a liability in the amount of $98,281, and reducing the par value of the shares and Additional Paid in Capital by $4 and $98,277, respectively, recording no gain on the conversion.

Note 5 - Capital Structure

Common Stock

At December 31, 2012, we had 187,633,430 shares outstanding. During the twelve months ended December 31, 2013, we issued the following shares:

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

We issued no common shares during the year ended December 31, 2014.

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

Series B Convertible Preferred Stock - Each share of Series B Preferred Stock is convertible at par value $0.0001 per share (the "Series B Preferred"), at any time, and/or from time to time, into the number of shares of the Corporation's common stock, par value $0.0001 per share (the "Common Stock") equal to the price of the Series B Preferred Stock ($2.50), divided by the par value of the Series B Preferred (par value of $0.0001per share), subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

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

The Holder has the right to convert the Preferred A and B to common shares of the Company with the Series A convertible to 4 times the number of common and Preferred B shares outstanding and Series B convertible to 250,000 common shares per Preferred B share. The Preferred Series A and Series B represents voting control based on management's interpretation of the Company bylaws and Certificate of Designation.

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

On December 9, 2014, we redeemed the 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our Chief Executive Officer, by issuing a promissory note in the amount of $98,281. The promissory note is due December 31, 2015 and bears interest at 5%. We valued the shares at their fair values on the date of their conversion to this promissory note and valued the shares at $2,914,843. Because the transaction was with a related party, we recorded the removal of the Series B shares by recording a liability in the amount of $98,281, and reducing the par value of the shares and Additional Paid in Capital by $4 and $98,277, respectively, recording no gain on the conversion.

Options Awards

On July 2, 2012, we granted 10 million options to purchase our common stock to each of our Chief Executive and Chief Financial Officers (20 million total) of which 5 million each vest immediately (10 million total).

In addition to the 10 million options vesting in 2012, 10 million options vested as follows:

•	5 million options to our Chief Financial Officer vested on April 19, 2013.

•	5 million options to our Chief Executive Officer vested on July 2, 2013.

All 20 million of these options expired during the year ended December 31, 2014.

Note 6 - Property, Plant and Equipment

At December 31, 2014 and 2013, property, plant and equipment were comprised of the following:

	12/31/14	12/31/13

Office furniture	$95,931	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total property, plant and equipment	131,205	123,110
Less: accumulated depreciation	(123,245)	(119,889)
Total property, plant and equipment (net)	$7,960	$3,221

We acquired the majority of these assets when we acquired Roadships Freight Pty Ltd (formerly Endeavour Logistics Pty Ltd) ("Roadships Freight"), our wholly owned subsidiary in Australia. The assets were acquired by Roadships Freight from our Chairman and CEO, Michael Nugent who, at the time Roadships Holdings acquired Roadships Freight, owned 100% of the outstanding common stock of Roadships Freight.

The assets consisted of office furniture and equipment, equipment and vehicles and are recorded at the historical cost of Mr. Nugent.

Note 7 - Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2014	2013
Net operating loss carry-forward	1,080,559	1,003,419
Deferred tax asset at 39%	$421,418	$391,333
Valuation allowance	(421,418)	(391,333)
Net future income taxes	$-	$-

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

Note 8 - Debt

For the years ended December 31, 2014 and 2013, our Chief Executive Officer, Micheal Nugent, made cash payments to the Company of $68,023 and $61,249, respectively and the Company made cash payments to Mr. Nugent of $11,844 and $15,426, respectively. These loans are made pursuant to a Promissory Note (the "Note") with simple interest payable at 5% on un-matured amounts. The Note is callable by the maker at any time, after which, if not paid, the interest rate increases to 10%. We accrued interest of $1,819 and $2,418 for the year ended December 31, 2014 and 2013, respectively and made cash interest payments of $1,796 and $0, respectively, during those fiscal years. At December 31, 2014 and 2013, Mr. Nugent is owed principal of $187,745 and $37,115, respectively, and unpaid interest of $329 and $2,148, respectively.

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

On February 21, 2014, we issued a AU$5,000 promissory note (US$4,063 at December 31, 2014) in exchange for cash in Australian dollars. The note bears interest at 5% and is callable by the lender at any time. The Company has ten days after notification of the call of the note to pay unpaid interest and principal after which, if not paid, the note is considered to be in default. The default interest rate for the note is 10%.

On December 9, 2014, we redeemed 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our Chief Executive Officer, by issuing a promissory note in the amount of $98,281. The promissory note is due December 31, 2015 and bears interest at 5%. As of December 31, 2014, the Company had made no principal or interest payments and has accrued $296 in interest.

Note 9 - Subsequent Events

On January 15, 2015, the Company redeemed the Series A Share from Micheal Nugent for $1.00. There were no other shares of Series "A" Preferred Stock outstanding at the time of the redemption.

On April 20, 2015, the Registrant and Tamara Nugent, as trustee for Twenty Second Trust (the "Trust"), entered into a Common Stock Repurchase Agreement (the "Repurchase Agreement"), whereby the Trust agreed to sell 1,796,571,210 shares of the Registrant's common stock (the "Repurchased Shares") to the Registrant in exchange for the sum of $17,966. The Consideration was paid in the form of $3,653 cash from the Registrant and secured by a non-interest bearing demand note issued by the Registrant for $14,313. The Repurchased Shares will be held in treasury by and in the name of the Registrant.

On April 22, 2015, the Registrant entered into a Share Exchange Agreement ("SEA") with Click Evidence Inc. ("Click"), an Arizona corporation, and certain shareholders of Click, whereby the Selling Shareholders agreed to sell not less than 90% of all 14,146,230 of the issued and outstanding shares of Click common stock to the Registrant in exchange for restricted shares of the Registrant's common stock (the "Share Exchange"). Under the terms and subject to the provisions of the SEA, each of the Selling Shareholders will receive 126 and a fraction restricted shares of Roadships common stock for each share of Click common stock sold to the Registrant, and a change of officers would be implemented.

On May 21, 2015, this SEA transaction was closed, accompanied with the resignation of Robert McClelland as Vice President but remaining as a director, the resignation of Micheal Nugent as President, CEO, CFO and Chief Accounting Officer but remaining as a director, and the appointment of Jon N Leonard as President, CEO, CFO and Chief Accounting Officer, and as a director and Chairman of the Board.

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

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.

As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of July 7, 2015, the directors and executive officers and their positions, are as follows:

Name	Age	Position
Michael Nugent	52	Director
Robert McClelland	61	Director and Corporate Secretary
Patrick Greene	47	Director and Executive Vice President
Jon Leonard	74	Chairman, Director, CEO and CFO
Matthew Staker	56	Director

Michael Nugent

Micheal P. Nugent has held senior executive positions and directorships with public and private companies in the United States and Australia since 1995. He is a certified diesel fitter in Australia. Mr. Nugent's technical and corporate experience is expected to assist the Company with its efforts to implement profitable operations.

In addition to his positions with the registrant, during the past five years, Mr. Nugent has held the following positions:

Position(s) Held	From	To	Employer	Business Operations
CEO	2011	Present	Novagen Ingenium, Inc.	Precision engineering
CEO	2011	2013	Loadstone Motor Corporation Pty Ltd.	Engine development
Director, CEO	2009	Present	Roadships Holdings, Inc.	Transport logistics
Director, CEO	2008	2013	Nugent Aerospace, Inc.	Non-operating
Director, CEO	2008	2013	Fire From Ice, Inc.	Non-operating
CEO	2006	2013	Adbax Truckside Management Pty Ltd.	Transport service provider
CEO	2003	2013	Cycclone Magnetic Engines, Inc.	Engine development
Director	2001	2013	Roadships Australia Pty Ltd.	Transportation logistics
Director	2001	2013	Bronzelink Pty Ltd.	Holding company

Robert McClelland

Robert McClelland is a Director and company Secretary of Roadships Freight Pty Ltd. Roadships Freight represents the transport arm of Roadships Holdings, Inc. in Australia. Mr. McClelland also serves as a Director of Cycclone Magnetic Engines Inc. He is also a Director of Fire From Ice Films Pty Ltd. Robert spent 27 years in the Automotive parts Industry and some 6 years in the finance sector.

Patrick Greene

Mr. Green is a Director of Roadships Freight Pty Ltd, Roadships Freight represents the transport arm of Roadships Holdings Inc in Australia. Mr. Greene completed his discipline in the automotive and marine industries in 1988, he also taught automotive trade students at a technical college (TAFE) in the 90's. He spent 20 years in his industry as an employee and business operator. He is a Director and company Secretary of Nugent Engine Technologies Pty Ltd.

Dr. Jon N. Leonard

Dr. Jon N. Leonard has been the Executive Chairman and Chief Executive Officer at Click Evidence, Inc. since September 2012. From September 2002 to May 2012, Dr. Leonard was variously employed by Raytheon Missile Systems Company as Senior Director of Programs, Advance Programs, and as Director, Counter Terrorism Technology. He has been a Director of Novagen Ingenium Inc. since March 2015. Dr. Leonard holds a Ph.D. in Mathematics from the University of Arizona, a M.Sc. in Aerospace Engineering from U.C.L.A. and a B.A. in Physics from the University of Arizona.

Matthew Staker

In 2012, Mr. Staker co-founded Click Evidence, Inc. ("Click") with Dr. Jon N. Leonard, and has since served as its Chief Engineer and Executive Vice President in addition to being a member of its board of directors.

From April 2006 until December 2014, Mr. Staker was the Director of Technology and Solutions Architecture at Security First Corp. in Rancho Santa Margarita, California, which develops and licenses software-defined data protection solutions that provide deep data security. He was awarded two patents in digital information security as a result of his work at Security First Corp.

Since 2015, Mr. Staker has been a technical executive for a leading avionics company, overseeing the development of data acquisition units on commercial aircraft.

Mr. Staker received an M.S. in Computer Science in 1987 from the University of Southern California, and has a B.S. in Computer Science from the University of Utah.

Family Relationships:

There is no family relationship among any of our executive officers and directors.

Involvement in Certain Legal Proceedings

Except as noted herein or below, during the last ten years none of our directors or officers have:

1.

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Committees

At December 31, 2014, our Board of Directors presently consisted of three members: Michael Nugent, Robert McClelland and Patrick Greene. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions, and provide that the Board of Directors may be expanded by Board action. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

As a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K, we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under the scaled disclosure requirements, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2014 and 2013, to our Chief Executive Officer, our former Chief Financial Officer (retired since January, 2014), our Executive Vice President and our Corporate Secretary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Micheal Nugent	2014	$-	$-	$-
Chief Executive Officer	2013	-	25,993	25,993

Michael Norton-Smith 1	2014	-	-	-
Chief Financial Officer	2013	-	25,992	29,992

Robert McClelland	2014	-	-	-
Corporate Secretary	2013	-	-	-

Patrick Greene	2014	-	-	-
Executive Vice President	2013	-	-	-

1. Michael Norton-Smith resigned in January, 2014.

Narrative to Summary Compensation Table

Employment Agreements of Named Executive Officers

All of the compensation described in the foregoing table was paid to the Named Officers pursuant to agreements with Roadships Holdings, Inc.

Agreement with Mr. Nugent -- On July 2, 2012, the Company entered into an employment agreement with Mr. Nugent for a term of one year, and is subject to further automatic renewals for annual periods up to an additional two years. The employment agreement provides that Mr. Nugent receive annual cash compensation of $1. On the same date, the Company entered into an Inventive Stock Option with Mr. Nugent whereby Mr. Nugent is awarded options to purchase 10 million shares of common stock at $0.001 per share, with 5 million shares vesting July 2, 2012 and the remainder vesting July 2, 2013. All options expire one year from their vesting date. Mr. Nugent's employment agreement was filed as exhibit 10.4 to our Form 8-K filed July 9, 2012 and is incorporated herein by reference.

Agreement with Mr. Norton-Smith - On April 20, 2012, the Company entered into an employment agreement with Mr. Norton-Smith for a term of one year, and is subject to further automatic renewals for annual periods up to an additional two years. The employment agreement provides that Mr. Norton-Smith receive annual cash compensation of $1. On July 2, 2012, the Company entered into an Inventive Stock Option with Mr. Norton-Smith whereby Mr. Norton-Smith is awarded options to purchase 10 million shares of common stock at $0.001 per share, with 5 million shares vesting April 19, 2012 and the remainder vesting April 12, 2013. All options expire one year from their vesting date. Mr. Norton-Smith's employment agreement was filed as exhibit 10.1 to our Form 8-K filed April 20, 2012 and is incorporated herein by reference.

Agreement with Mr. McLelland - On July 2, 2012, the Company entered into an employment agreement with Mr. McLelland for a term of one year, and is subject to further automatic renewals for annual periods up to an additional two years. The employment agreement provides that Mr. McLelland receive annual cash compensation of $1. Mr. McLelland's employment agreement was filed as exhibit 10.3 to our Form 8-K filed July 9, 2012 and is incorporated herein by reference.

Agreement with Mr. Greene - On July 2, 2012, the Company entered into an employment agreement with Mr. Greene for a term of one year, and is subject to further automatic renewals for annual periods up to an additional two years. The employment agreement provides that Mr. Greene receive annual cash compensation of $1. Mr. Greene's employment agreement was filed as exhibit 10.2 to our Form 8-K filed July 9, 2012 and is incorporated herein by reference.

Long-term Incentive Plans

We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2014.

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

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not, as of December 31, 2014, have any material terms, contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO's responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2014.

Director Compensation Table (2014)

Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity deferred comp. earnings	Non-qualified deferred comp. earnings	All other	Total

Michael Nugent	$1	$-	$-	$-	$-	$-	$-
Robert McClelland	$1	-	-	-	-	-	-
Patrick Greene	$1	-	-	-	-	-	-

Our board of directors is comprised of Michael Nugent, Robert McClelland and Patrick Greene who also serve as officers of the Company. None of our directors has a compensation arrangement with the Company, except those agreements entered into in their capacity as officers, and have not been compensated since the company's inception in 2008.

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

Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Micheal Nugent	134 Vintage Park Blvd., Suite A-183	2,398,788,147	80.2%
	Houston, Texas 77070

Robert McClelland	134 Vintage Park Blvd., Suite A-183	8,403,524	0.3%
	Houston, Texas 77070

Patrick Greene	134 Vintage Park Blvd., Suite A-183	2,093,080	0.1%
	Houston, Texas 77070

(1)	Applicable percentage owned is based on 2,989,933,771 shares outstanding at December 31, 2014.

(2)	Includes shares owned by legal entities controlled by our officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the years ended December 31, 2014 and 2013, certain related parties made cash payments to the Company of $68,023 and $61,249, respectively and the Company made cash payments to the related parties of $11,844 and $15,426, respectively (see Note 4 to the financial statements).

On March 12, 2013, the Company issued to our Chief Executive Officer, Micheal Nugent, 2,300,000,000 shares of common stock in exchange for a reduction in debt from the Company to him in the amount of $23,000 (see Note 4 to the financial statements).

On March 12, 2013, the Company issued 1 share of Series A Convertible Preferred Stock and 39,312 shares of Series B Convertible Preferred Stock to our Chief Executive Officer, Micheal Nugent, in exchange for a reduction of debt in the amount of $98,281 (see Note 4 to the financial statements).

On December 9, 2014, we redeemed the 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our Chief Executive Officer, by issuing a promissory note in the amount of $98,281 (see Note 4 to the financial statements).

Director Independence

During the year ended December 31, 2014, Michael Nugent, Robert McClelland and Patrick Greene served as our directors.

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Review Fees. We paid M&K, CPAS, PLLC for audit and review fees of $12,800 for 2014 and $10,500 for 2013.

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

Roadships Holdings, Inc.

Date: July 9, 2015	By:	/s/ Jon N. Leonard
Jon N. Leonard
Chairman and Chief Executive Officer Chief Financial Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Dr. Jon Leonard	Date: July 9, 2015
Dr. Jon Leonard
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ Patrick Greene	Date: July 9, 2015
Patrick Greene
Director and Executive Vice President

/s/ Robert McClelland	Date: July 9, 2015
Robert McClelland
Director and Corporate Secretary

/s/ Micheal Nugent	Date: July 9, 2015
Micheal Nugent
Director

/s/ Matthew Staker	Date: July 9, 2015
Matthew Staker
Director

