Form 10-Q
period 2014-03-31
ROADSHIPS HOLDINGS, INC.
filed 2015-07-22
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 333-141907

ROADSHIPS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 e. Innovation Park Drive, Oro Valley, AZ 85755

(Address of principal executive offices)

(310) 994-7988

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock outstanding as of July 20, 2015, was 2,987,633,430.

ROADSHIPS HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	3/31/14 (Unaudited)	12/31/13 (Audited)
ASSETS
Current assets:
Cash	$9	$196
Total current assets	9	196

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $121,648 and $119,889 as of March 31, 2014 and December 31, 2013, respectively	1,462	3,221
TOTAL ASSETS	$1,471	$3,417

LIABILITIES
Accounts payable and accrued expenses	$18,252	$17,840
Accounts payable - related party	638	566
Accrued interest – related party	327	2,148
Loans from related parties	42,250	37,115
Short-term notes payable	4,626	-
Total current liabilities	66,093	57,669
TOTAL LIABILITIES	66,093	57,669

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock, par value $0.0001. 4 shares authorized, 1 share outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Series B Convertible Preferred Stock, par value $0.0001. 10,000,000 shares authorized, 39,312 outstanding at March 31, 2014 and December 31, 2013, respectively	4	4
Common stock, $0.00001 par value. Three billion shares authorized. 2,987,633,430 outstanding at March 31, 2014 and December 31, 2013, respectively.	29,876	29,876
Additional paid in capital	32,759,839	32,759,839
Accumulated deficit	(32,841,241)	(32,832,647)
Effect of foreign currency exchange	(13,101)	(11,325)
TOTAL STOCKHOLDERS' DEFICIT	(64,622)	(54,252)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,471	$3,417

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

OPERATING EXPENSES
General and administrative	$6,067	$2,541,973
Depreciation	2,017	1,763
Total operating expenses	8,084	2,543,736

Operating income / (loss)	(8,084)	(2,543,736)

OTHER INCOME / (EXPENSE)
Interest expense	(510)	(1,211)
Loss on extinguishment of debt	-	(24,476,829)
Total other	(510)	(24,478,040)

Net loss	$(8,594)	$(27,021,776)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(1,776)	675
Net comprehensive loss	$(10,370)	$(27,021,101)

Net loss per common share - basic and diluted	$(0.00)	$(0.04)

Weighted average shares outstanding	2,987,633,430	673,188,986

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Accumulated Other Comprehensive	Additional Paid In	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)

Balance, 12/31/12	187,633,430	$1,876	-	$-	-	$-	$-	$5,637,749	$(5,773,335)	$(133,710)

Common shares issued for debt reduction	2,300,000,000	23,000						22,977,000		23,000,000
Stock-based compensation	500,000,000	5,000						2,546,985		2,551,985
Preferred shares issued for conversion of debt			1	1	39,312	4		1,598,105		1,598,110
Foreign currency translation adjustment							(11,325)			(11,325)
Net loss									(27,059,312)	(27,059,312)
Balance, 12/31/13	2,987,633,430	$29,876	1	$1	39,312	$4	$(11,325)	$32,759,839	$(32,832,647)	$(54,252)
Foreign currency translation adjustment							(1,776)			(1,776)
Net loss									(8,594)	(8,594)
Balance, 3/31/14	2,987,633,430	$29,876	1	$1	39,312	$4	$(13,101)	$32,759,839	$(32,841,241)	$(64,622)

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,594)	$(27,021,776)
Depreciation expense	2,017	1,763
Stock-based compensation	-	2,542,385
Loss on conversion of debt	-	24,476,829

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,259	(15,683)
Accounts payable - related party	(1,749)	-
Accrued expense	155	-
Net cash used in operating activities	(3,912)	(16,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder loan	4,877	16,117
Cash proceeds from notes payable	4,063	-
Principal payments on shareholder loans	(3,439)	-
Net cash provided by financing activities	5,501	16,117

Effect of foreign exchange transactions	(1,776)	675

Net increase/(decrease) in cash	(187)	310
Cash and equivalents - beginning of period	196	306
Cash and equivalents - end of period	$9	$616

SUPPLEMENTARY INFORMATION
Cash paid for interest	366	-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Notes payable conversion into common shares - related party	$-	$23,000
Notes payable conversion into preferred shares - related party	-	98,281

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

Note 1 – Organization and Nature of Business

History

Roadships Holdings, Inc. was formed in Delaware on June 5, 2006 as Caddystats, Inc. (Roadships Holdings, Inc. and Caddystats shall hereinafter be collectively referred to as "Roadships" "Caddystats" "Roadships Holdings", the "Company", "we' or "us").

The Company adopted the accounting acquirer's year end, December 31.

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

Ground Freight Mergers and Acquisitions

The gestation period for a HS Monohull vessel is eighteen (18) months, best case, from start to finish. To drive short term cash flow, the Company's strategic intent calls for the acquisition, merger and assimilation of privately held regional freight companies ranging in value from Eight Million USD ($8,000,000) to Twenty Million USD ($20,000,000). Strategically, Management intends to identify and acquire two (2) target operations quarterly – with one of the two being an over-performer and the other an under-performer – synergistically merging the two so as to optimize future operations of both operating entities.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2014. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2013, as reported in Form 10-K filed with the Securities and Exchange Commission on March 20, 2015.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At March 31, 2014 and December 31, 2013, we had $10 and $220 Australian Dollars, respectively ($9 and $196 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2014 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 3 – Going Concern

We have not begun our core operations in the short-sea and ground freight industries and have not yet acquired the assets to enter these markets and we will require additional capital to do so. There is no guarantee that we will acquire the capital to procure the assets to enter these markets or, upon doing so, that we will generate positive cash flows from operations. Roadships Holdings' financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Roadships Holdings' ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the three months ended March 31, 2014 and 2013, we had the following transactions with our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $4,877 and $16,117, respectively, in cash loans to pay operating expenses and repaid $3,439 and zero, respectively, in loans to him.

•	We accrued $589 and $1,211, respectively, in interest payable and paid $402 and zero, respectively, in accrued interest.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

As of the date of this report, no principal or interest has been called by the maker of the note. The outstanding balance at March 31, 2014 is $42,150 and $327, respectively, for principal and interest.

Note 5 – Capital

At December 31, 2012, we had 187,633,430 common shares issued and outstanding from a total of 1 billion authorized.

During the year ended December 31, 2013, we issued 2,800,000,000 common shares for debt reduction and conversion of accruals. Our valuation and accounting for these equity transactions are discussed in Note 4 to the financial statements on Form 10-K as of and for the year ended December 31, 2013, filed on March 20, 2015 and are herein incorporated by reference.

Additionally, on April 3, 2013, we issued 500,000,000 shares to consultants pursuant to their consulting arrangements. We valued the shares at their grant-date fair values and recorded $2,500,000 in administrative costs.

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

Series B Convertible Preferred Stock

Each share of Series B Preferred Stock is convertible at par value $0.00001 per share (the "Series B Preferred"), at any time, and/or from time to time, into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series B Preferred Stock ($2.50), divided by the par value of the Series B Preferred (par value of $0.0001per share), subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

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

Issuances of Preferred Stock

On March 12, 2013, the Company issued 1 share of Series A Convertible Preferred Stock and 39,312 shares of Series B Convertible Preferred Stock to our former Chief Executive Officer, Micheal Nugent, in exchange for a reduction of debt in the amount of $98,281.

Our valuation and accounting for these equity transactions are discussed in Note 4 to the financial statements on Form 10-K as of and for the year ended December 31, 2013, filed on March 20, 2015 and are herein incorporated by reference.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles. Balances at March 31, 2014 and December 31, 2013 are as follows:

	3/31/14 (Unaudited)	12/31/13 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(121,648)	(119,889)
Net fixed assets	$1,462	$3,221

Note 7 – Subsequent Events

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

Item 2 – Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This report contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. "Forward-looking statements" may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan" or "anticipate" and other similar words.

Although we believe that the expectations reflected in our "forward-looking statements" are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any "forward-looking statements", are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. In light of the significant uncertainties inherent in the "forward-looking statements" included in this report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any "forward-looking statement". Accordingly, the reader should not rely on "forward-looking statements", because they are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the "forward-looking statements".

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

Results of Operations - Three months ended March 31, 2014 versus 2013

We had general and administrative expenses of $6,067 for the three months ended March 31, 2014 versus $2,541,973 for the same period in 2013. Virtually all of the reduction is due to stock-based compensation which existed in 2013, but not in 2014.

Depreciation expense is $2,017 during the three months ended March 31, 2014 versus $1,763 for the same period in 2013. The principal difference is the exchange rates we use to translate Australian Dollar activity into US Dollars.

Interest expense declined from the previous year of $1,211 in 2013 to $510 in 2014. The decrease is due to lower average debt outstanding.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at March 31, 2014 and December 31, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Plan of Operation

Roadships Holdings, Inc. ("Roadships"), operates in the transport industry – short-sea freight shipping, shipping logistics, and ground freight transport. The Company's business model and business plan (the "Plan") have remained unchanged from the juncture of the reverse merger (February – March 2009.

Although operationally integrated, Roadships operations are best examined as three "strategic business units" (SBUs): 1) Short Sea Freight Shipping; 2) Freight Shipping Logistics, and; 3) Ground Freight Transport.

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

Freight Shipping Logistics:

Although Roadships' management team has considerable experience in industry sector, frankly freight logistics services have taken a back seat to developments in the Company's Short Sea Shipping and Ground Transportation SBUs. However, the Company intends to penetrate both the USA and Australian markets over the short-term, most likely by means of merger or acquisition in penetrating the former.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4 – Mine Saftey Disclosures

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

Roadships Holdings, Inc

Date: July 22, 2015	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

