Form 10-Q
period 2014-06-30
ROADSHIPS HOLDINGS, INC.
filed 2015-07-28
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares of the registrant's common stock outstanding as of July 27, 2015, was 2,987,633,430.

ROADSHIPS HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	6/30/14 (Unaudited)	12/31/13 (Audited)
ASSETS
Current assets:
Cash	$179	$196
Total current assets	179	196

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $123,110 and $119,889 as of June 30, 2014 and December 31, 2013, respectively	-	3,221
TOTAL ASSETS	$179	$3,417

LIABILITIES
Accounts payable and accrued expenses	$19,691	$17,840
Accounts payable - related party	638	566
Accrued interest – related party	377	2,148
Loans from related parties	46,034	37,115
Short-term notes payable	4,720	-
Total current liabilities	71,460	57,669
TOTAL LIABILITIES	71,460	57,669

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock, par value $0.0001. 4 shares authorized, 1 share outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Series B Convertible Preferred Stock, par value $0.0001. 10,000,000 shares authorized, 39,312 outstanding at June 30, 2014 and December 31, 2013, respectively	4	4
Common stock, $0.00001 par value. Three billion shares authorized. 2,987,633,430 outstanding at June 30, 2014 and December 31, 2013, respectively.	29,876	29,876
Additional paid in capital	32,759,839	32,759,839
Accumulated deficit	(32,847,048)	(32,832,647)
Effect of foreign currency exchange	(13,953)	(11,325)
TOTAL STOCKHOLDERS' DEFICIT	(71,281)	(54,252)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$179	$3,417

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
OPERATING EXPENSES
General and administrative	$9,563	$2,582,519	$3,496	$40,546
Depreciation	3,726	3,526	1,709	1,763
Total operating expenses	13,289	2,586,045	5,205	42,309

Operating income / (loss)	(13,289)	(2,586,045)	(5,205)	(42,309)

OTHER INCOME / (EXPENSE)
Interest expense	(1,112)	(1,442)	(602)	(231)
Loss on extinguishment of debt	-	(24,476,829)	-	-
Total other	(1,112)	(24,478,271)	(602)	(231)

Net loss	$(14,401)	$(27,064,316)	$(5,807)	$(42,540)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(2,628)	(2,535)	(852)	(3,210)
Net comprehensive loss	$(17,029)	$(27,066,851)	$(6,659)	$(45,750)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted average shares outstanding	2,987,633,430	1,837,633,430	2,987,633,430	2,971,149,914

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Accumulated Other Comprehensive	Additional Paid In	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)
Balance, 12/31/12	187,633,430	$1,876	-	$-	-	$-	$-	$5,637,749	$(5,773,335)	$(133,710)

Common shares issued for debt reduction	2,300,000,000	23,000						22,977,000		23,000,000
Stock-based compensation	500,000,000	5,000						2,546,985		2,551,985
Preferred shares issued for conversion of debt			1	1	39,312	4		1,598,105		1,598,110
Foreign currency translation adjustment							(11,325)			(11,325)
Net loss									(27,059,312)	(27,059,312)
Balance, 12/31/13	2,987,633,430	$29,876	1	$1	39,312	$4	$(11,325)	$32,759,839	$(32,832,647)	$(54,252)
Foreign currency translation adjustment							(2,628)			(2,628)
Net loss									(14,401)	(14,401)
Balance, 6/30/14	2,987,633,430	$29,876	1	$1	39,312	$4	$(13,953)	$32,759,839	$(32,847,048)	$(71,281)

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,401)	$(27,064,316)
Depreciation expense	3,726	3,526
Stock-based compensation	-	2,551,985
Loss on conversion of debt	-	24,476,829

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,467	(11,546)
Accounts payable - related party	(1,699)	-
Accrued expense	155	(1,293)
Net cash used in operating activities	(5,752)	(44,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholder loan	11,495	42,021
Cash proceeds from notes payable	4,063	-
Principal payments on shareholder loans	(7,195)	-
Net cash provided by financing activities	8,363	42,021

Effect of foreign exchange transactions	(2,628)	2,535

Net decrease in cash	(17)	(259)
Cash and equivalents - beginning of period	196	306
Cash and equivalents - end of period	$179	$47

SUPPLEMENTARY INFORMATION
Cash paid for interest	$366	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Notes payable conversion into common shares - related party	$-	$23,000
Notes payable conversion into preferred shares - related party		98,281

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2014. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2013, as reported in Form 10-K filed with the Securities and Exchange Commission on March 20, 2015.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At June 30, 2014 and December 31, 2013, we had $198 and $220 Australian Dollars, respectively ($9 and $187 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the six months ended June 30, 2014 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the six months ended June 30, 2014 and 2013, we had the following transactions with our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $11,495 and $42,021, respectively, in cash loans to pay operating expenses and repaid $7,195 and $0, respectively, in loans to him.

•	We accrued $1,032 and $1,711, respectively, in interest payable and paid $834 and $0, respectively, in accrued interest.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

As of the date of this report, no principal or interest has been called by the maker of the note. The outstanding balances at June 30, 2014 and 2013 is $45,934 and $32,989, respectively, in principal and $376 and $1,300, respectively, in interest.

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

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles. Balances at June 30, 2014 and December 31, 2013 are as follows:

	6/30/14 (Unaudited)	12/31/13 (Audited)

Office equipment	$87,836	$87,836
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	123,110	123,110
Less: accumulated depreciation	(123,110)	(119,889)
Net fixed assets	$-	$3,221

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

Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

Results of Operations - Six months ended June 30, 2014 versus 2013

We had general and administrative expenses of $9,563 for the six months ended June 30, 2014 versus $2,582,519 for the same period in 2013. Virtually all of the reduction is due to stock-based compensation which existed in 2013, but not in 2014.

Depreciation expense is $3,726 during the six months ended June 30, 2014 versus $3,526 for the same period in 2013. The principal difference is the exchange rates we use to translate Australian Dollar activity into US Dollars.

Interest expense declined from the previous year of $1,442 in 2013 to $1,112 in 2014. The decrease is due to lower average debt outstanding.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2014 and December 31, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Roadships Holdings, Inc.

Date: July 28, 2015	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

