Form 10-Q
period 2015-03-31
ROADSHIPS HOLDINGS, INC.
filed 2015-08-25
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 333-141907

ROADSHIPS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 e. Innovation Park Drive, Oro Valley, AZ 85755

(Address of principal executive offices)

(520) 318-5578

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

The number of shares of the registrant’s common stock outstanding as of August 21, 2015, was 2,987,633,430.

ROADSHIPS HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	3/31/15 (Unaudited)	12/31/14 (Audited)
ASSETS
Current assets:
Cash	$-	$407
Total current assets

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $123,649 and $123,245 as of March 31, 2015 and December 31, 2014, respectively	7,556	7,960
TOTAL ASSETS	$7,556	$8,367

LIABILITIES
Accounts payable and accrued expenses	$84,913	$38,924
Bank overdraft	150	-
Accounts payable - related party	587	556
Accrued interest – related party	3,066	329
Loans from related parties	201,462	187,745
Short-term notes payable	16,921	4,063
Total current liabilities	307,099	231,617
TOTAL LIABILITIES	307,099	231,617

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock, par value $0.0001. 4 shares authorized, zero and 1 share outstanding at March 31, 2015 and December 31, 2014, respectively	-	1
Series B Convertible Preferred Stock, par value $0.0001. 10,000,000 shares authorized, none outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.00001 par value. Three billion shares authorized. 2,987,633,430 outstanding at March 31, 2015 and December 31, 2014	29,876	29,876
Additional paid in capital	32,661,563	32,661,562
Accumulated deficit	(32,991,927)	(32,909,787)
Effect of foreign currency exchange	945	(4,902)
TOTAL STOCKHOLDERS' DEFICIT	(299,543)	(223,250)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,556	$8,367

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING EXPENSES
General and administrative	$78,764	$6,067
Depreciation	404	2,017
Total operating expenses	79,168	8,084

Operating income / (loss)	(79,168)	(8,084)

OTHER INCOME / (EXPENSE)
Interest expense	(2,972)	(510)
Total other	(2,972)	(510)

Net loss	$(82,140)	$(8,594)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	5,847	(1,776)
Net comprehensive loss	$(76,293)	$(10,370)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	2,987,633,430	2,987,633,430

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Accumulated Other Comprehensive	Additional Paid In	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)
Balance, 12/31/13	2,987,633,430	$29,876	1	$1	39,312	$4	$(11,325)	$32,759,839	$(32,832,647)	$(54,252)
										-
Preferred shares exchanged for debt					(39,312)	(4)		(98,277)		(98,281)
Foreign currency translation adjustment							6,423			6,423
Net loss									(77,140)	(77,140)
Balance, 12/31/14	2,987,633,430	$29,876	1	$1	-	$-	$(4,902)	$32,661,562	$(32,909,787)	$(223,250)

Preferred A shares surrendered			(1)	(1)				1		-
Foreign currency translation adjustment							5,847			5,847
Net loss									(82,140)	(82,140)
Balance, 3/31/15	2,987,633,430	$29,876	-	$-	-	$-	$945	$32,661,563	$(32,991,927)	$(299,543)

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(82,140)	$(8,594)
Depreciation expense	404	2,017

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	41,299	4,259
Accounts payable - related party	31	(1,749)
Accrued expense	2,396	155
Net cash used in operating activities	(38,010)	(3,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from related-party loan	18,606	4,877
Cash proceeds from notes payable	13,150	4,063
Principal payments on related-party loans	-	(3,439)
Net cash provided by financing activities	31,756	5,501

Effect of foreign exchange transactions	5,847	(1,776)

Net increase/(decrease) in cash	(407)	(187)
Cash and equivalents - beginning of period	407	196
Cash and equivalents - end of period	$-	$9

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$366
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Preferred A shares surrendered	$1	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

Note 1 – Organization and Nature of Business

History

Roadships Holdings, Inc. was formed in Delaware on June 5, 2006 as Caddystats, Inc. (Roadships Holdings, Inc. and Caddystats shall hereinafter be collectively referred to as “Roadships” “Caddystats” “Roadships Holdings”, the “Company”, “we’ or “us”).

The Company adopted the accounting acquirer’s year end, December 31.

Our Business

The Company has two divisions: a Technology Division reflecting the acquisition of Click and a Transport Division, reflecting the Company’s historical business.

Technology Division

The Technology division is headed by Click CEO and founder, Dr. Jon N Leonard.

The Division operates in the internet applications space, a space uniquely able to embrace fast growing and novel business. The iPhone, Google, Facebook, Amazon, Twitter, Android, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with the arrival –seemingly from out of nowhere- of wholly new business universes.

Click is developing a system branded “KlickZie” aimed at turning smartphones, including iPhones, Android phones and other smartphones, into trustable imagers and advanced communicators. Trustable imagers means that the pictures and videos can be trusted to be the original, untampered, un-Photoshopped pictures and videos made by the smartphone. Advanced communicators means that the pictures and videos can be used as living, trusted portals to communicate with others.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2015. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2014, as reported in Form 10-K filed with the Securities and Exchange Commission on July 9, 2015.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At March 31, 2015 and December 31, 2014, we had $0 and $500 Australian Dollars, respectively ($0 and $407 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2015 as the effect of our potential common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

Note 4 – Related Party Transactions

For the three months ended March 31, 2015 and 2014, we had the following transactions with the Twenty Second Trust (the “Trust”), the trustee of whom is Tamara Nugent, the wife of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $18,606 and $4,877, respectively, in cash loans to pay operating expenses and repaid $0 and $3,439, respectively, in principal.

•	We accrued $2,396 and $589, respectively, in interest payable to the Trust and paid $0 and $402, respectively, in interest payments.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

As of the date of this report, no principal or interest has been called by the maker of the note. The outstanding balance at March 31, 2015 is $201,462 and $3,066, respectively, for principal and interest.

On December 9, 2014, we redeemed 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our Chief Executive Officer, by issuing a promissory note in the amount of $98,281. The promissory note is due December 31, 2015 and bears interest at 5% (see Note 5).

Note 5 – Capital

At December 31, 2013, we had 2,987,633,430 common shares issued and outstanding from a total of three billion authorized.

We issued no common shares during the year ended December 31, 2014 or the three months ended March 31, 2015.

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

Preferred Stock Transactions

On March 12, 2013, the Company issued 1 share of Series A Convertible Preferred Stock and 39,312 shares of Series B Convertible Preferred Stock to the Twenty Second Trust (a related party) in exchange for a reduction of debt in the amount of $98,281. On January 15, 2015, Tamara Nugent, as trustee for Twenty Second Trust, surrendered one share of Series A Preferred Stock to the Registrant in exchange for $1. As a result of the surrender, the Registrant has no shares of any class or series of Preferred Stock issued or outstanding.

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

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and equipment and vehicles. Balances at March 31, 2015 and December 31, 2014 are as follows:

	3/31/15 (Unaudited)	12/31/14 (Audited)

Office equipment	$95,931	$95,931
Equipment	23,362	23,362
Vehicles	11,912	11,912
Total fixed assets at cost	131,205	131,205
Less: accumulated depreciation	(123,649)	(123,245)
Net fixed assets	$7,556	$7,960

Note 7 – Subsequent Events

On April 20, 2015, the Registrant and Tamara Nugent, as trustee for Twenty Second Trust (the “Trust”), entered into a Common Stock Repurchase Agreement (the “Repurchase Agreement”), whereby the Trust agreed to sell 1,796,571,210 shares of the Registrant’s common stock (the “Repurchased Shares”) to the Registrant in exchange for the sum of $17,966. The Consideration was paid in the form of $3,653 cash from the Registrant and secured by a non-interest bearing demand note issued by the Registrant for $14,313. The Repurchased Shares will be held in treasury by and in the name of the Registrant.

On April 22, 2015, the Registrant entered into a Share Exchange Agreement (“SEA”) with Click Evidence Inc. (“Click”), an Arizona corporation, and certain shareholders of Click, whereby the Selling Shareholders agreed to sell not less than 90% of all 14,146,230 of the issued and outstanding shares of Click common stock to the Registrant in exchange for restricted shares of the Registrant’s common stock (the “Share Exchange”). Under the terms and subject to the provisions of the SEA, each of the Selling Shareholders will receive 126 and a fraction restricted shares of Roadships common stock for each share of Click common stock sold to the Registrant, and a change of officers would be implemented.

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

Results of Operations - Three months ended March 31, 2015 versus 2014

We had general and administrative expenses of $78,764 for the three months ended March 31, 2015 versus only $6,067 for the same period in 2014. The increase is due to additional activity associated with the acquisition of Click Evidence (see Note 7 to the Financial Statements).

Depreciation expense is $404 during the three months ended March 31, 2015 versus $2,017 for the same period in 2013. Most assets are fully depreciated during the current period resulting in the reduction.

Interest expense increased from the previous year of $510 in 2014 to $2,972 in 2015. The increase is due to higher levels of debt.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at March 31, 2015 and December 31, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Our immediate term plans for both divisions is discussed extensively in Item 7 – Management’s Discussion and Analysis or Plan of Operation included in our Form 10-K as of December 31, 2014, filed with the Commission on July 9, 2015 and is herein incorporated by reference.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFTEY DISCLOSURES

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed June 5, 2007 (included as Exhibit 3.1 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roadships Holdings, Inc

Date: August 25, 2015	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

