Form 10-Q
period 2015-06-30
ROADSHIPS HOLDINGS, INC.
filed 2015-09-08
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of September 8, 2015, was 2,987,633,430.

ROADSHIPS HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	06/30/15	12/31/14
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$10,249	$23,705
Other current assets	2,000	-
Total current assets	12,249	23,705

Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $942 and $0 as of June 30, 2015 and December 31, 2014, respectively	7,470	-
TOTAL ASSETS	$19,719	$23,705

LIABILITIES
Accounts payable and accrued expenses	$114,626	$5,016
Bank overdraft	89	-
Accounts payable - related party	676	-
Accrued interest - related party	3,661	-
Loans from related parties	204,196	-
Convertible note payable, related party	22,000	23,500
Convertible notes payable	134,951	-
Short-term notes payable	16,847	-
Total current liabilities	497,046	28,516
TOTAL LIABILITIES	497,046	28,516

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value. Three billion shares authorized. 2,987,633,430 and 1,184,906,041 shares issued and outstanding at June 30, 2015 and December 31, 2014	$29,876	$11,848
Additional paid in capital	1,127,613	1,441,712
Common stock payable	-	26,667
Accumulated deficit	(1,700,381)	(1,485,038)
Other Comprehensive Income	65,565	-
TOTAL STOCKHOLDERS' EQUITY	(477,327)	(4,811)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,719	$23,705

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor
OPERATING EXPENSES
General and administrative	$210,456	$9,109	$171,765	$6,721
Depreciation	269	-	269	-
Total operating expenses	210,725	9,109	172,034	6,721
Operating income/(loss)	(210,725)	(9,109)	(172,034)	(6,721)

OTHER INCOME/(EXPENSE)
Interest expense	(4,618)	(963)	(4,180)	(487)
Total other	(4,618)	(963)	(4,180)	(487)
Net loss	$(215,343)	$(10,072)	$(176,214)	$(7,208)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	65,565	-	65,565	-
Net comprehensive loss	$(149,778)	$(10,072)	$(110,649)	$(7,208)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	2,987,633,430	1,165,757,363	2,987,633,430	1,120,191,667

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Other Comprehensive Income	Stock	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	(Loss)	Payable	Deficit	(Deficit)
Balances, December 31, 2013	1,114,155,564	$11,140	$1,236,870	$-	$650	$(1,250,701)	$(2,041)

Shares issued for cash, net of issue costs	1,463,765	15	24,610	-	-	-	24,625
Accrual of stock for services	-	-	-	-	26,667	-	26,667
Shares issued for services	69,286,712	693	178,312	-	(650)	-	178,355
Imputed interest	-	-	1,920	-		-	1,920
Net loss	-	-	-	-		(234,337)	(234,337)
Balances, December 31, 2014	1,184,906,041	11,848	1,441,712	-	26,667	(1,485,038)	(4,811)

Shares issued for services	6,156,179	62	73,539	-	(26,667)	-	46,934
Effect of reverse merger, May 21, 2015	1,796,571,210	17,966	(389,267)	-	-	-	(371,301)
Imputed interest	-	-	1,629	-	-	-	1,629
Effect of foreign currency exchange	-	-	-	65,565	-	-	65,565
Net loss	-	-	-	-	-	(215,343)	(215,343)
Balances, June 30, 2015	2,987,633,430	$29,876	$1,127,613	$65,565	$-	$(1,700,381)	$(477,327)

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	Successor	Predecessor

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(215,343)	$(10,072)
Depreciation expense	269	-
Stock-based compensation	46,934	10,380
Imputed interest	1,629	963

Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	-
Accounts payable and accrued expenses	(25,846)	(870)
Net cash used in operating activities	(178,530)	401

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in reverse merger	38,719	-
Net cash used in investing activities	38,719	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	58,775	-
Principal payments on related-party loans	17,847	-
Net cash provided by financing activities	76,622	-

Effect of foreign exchange transactions	65,565	-

Net increase/(decrease) in cash	(13,456)	401
Cash and equivalents - beginning of period	23,705	23,329
Cash and equivalents - end of period	$10,249	$23,731

SUPPLEMENTARY INFORMATION
Cash paid for interest	$269	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROADSHIPS HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2015. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2014, as reported in Form 10-K filed with the Securities and Exchange Commission on July 9, 2015.

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

Reverse Merger and Successor / Predecessor Presentation

On May 21, 2015, we acquired all the issued and outstanding shares of Click Evidence, Inc. (“Click”), an emerging growth company existing under the laws of the State of Arizona that has developed and owns a patent pending trustable imaging technology for smartphones (See Note 7). Because the shareholders of Click collectively control the Company immediately after the transaction, we deemed the transaction a reverse merger for accounting purposes. In a reverse merger, Click is considered the acquirer and Roadships Holdings is considered the acquiree. Therefore, financial history of Click is presented instead of that of Roadships Holdings, Inc. From May 21, 2015 forward, the financial statements are those of Roadships Holdings, Inc. with all previously reported subsidiary activity and including the activity of Click.

Property, Plant and Equipment

We record our property plant and equipment at historical cost. The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset’s useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At June 30, 2015 and December 31, 2014, we had $2,512 and $500 Australian Dollars, respectively ($1,924 and $407 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three and six months ended June 30, 2015 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 3 – Going Concern

We have not begun our core operations in the short-sea and ground freight industries, nor in the technology industry and have not yet acquired the assets to enter these markets and we will require additional capital to do so. There is no guarantee that we will acquire the capital to procure the assets to enter these markets or, upon doing so, that we will generate positive cash flows from operations. Roadships Holdings’ financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Roadships Holdings’ ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the six months ended June 30, 2015 and 2014, we had the following transactions with the Twenty Second Trust (the “Trust”), the trustee of whom is Tamara Nugent, the wife of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $31,100 and $11,495, respectively, in cash loans to pay operating expenses and repaid $27,105 and $7,195, respectively, in principal.

•	We accrued $2,362 and $1,032, respectively, in interest payable to the Trust and paid $1,817 and $0, respectively, in interest payments.

•

On April 20, 2015, the Registrant and Tamara Nugent, as trustee for Twenty Second Trust, entered into a Common Stock Repurchase Agreement whereby the Trust agreed to sell 1,796,571,210 shares of the our common stock to the Company in exchange for the sum of $17,966 in the form a promissory note.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

As of the date of this report, no principal or interest has been called by the maker of the note. The outstanding balance at June 30, 2015 is $87,849 and $905, respectively, for principal and interest.

On December 9, 2014, we redeemed 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our then Chief Executive Officer, by issuing a promissory note in the amount of $98,281. The promissory note is due December 31, 2015 and bears interest at 5% (see Note 5).

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard (“Jon”) under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. Under this agreement and its enlargement amendment (an amendment enlarging the amount of money that can be borrowed) the Company borrowed $28,000 from Jon between May 30, 2013 and October 31, 2013, and repaid Jon $3,500 of the $28,000 in cash between December 11, 2013 and December 31, 2013, leaving an unpaid balance on this note of $24,500 at December 31, 2013. On August 28, 2014, the Company repaid in cash an additional $1,000 on the note, and on January 5, 2015, an additional principal payment was made in the amount of $1,500, leaving an unpaid balance at June 30, 2015 of $22,000.

During the six months ended June 30, 2015, the Company repaid an additional $1,500 to Dr. Leonard. At June 30, 2015, the Company still owes $22,000 on this note to Dr. Leonard.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no interest loan an imputed interest expense of $752 and $963 was recorded as additional paid-in capital for the six months ended June 30, 2015 and 2014, respectively. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

Note 5 – Capital

At December 31, 2014, we had 1,184,906,041 common shares issued and outstanding from a total of three billion authorized.

On April 20, 2015, the Registrant and Tamara Nugent, as trustee for Twenty Second Trust, entered into a Common Stock Repurchase Agreement whereby the Trust agreed to sell 1,796,571,210 shares of the our common stock to the Company in exchange for the sum of $17,966 in the form a promissory note.

During the six months ended June 30, 2015, we issued 6,156,179 shares for services to several consultants according to our agreements with them. We valued these shares at the pre-merger valuation which was based on private equity raises done in 2013 and 2014 ($0.012 per share) and recorded an increase in Capital Stock and Additional Paid in Capital of $73,600. Included in these shares were shares promised and accrued for before December 31, 2014. We therefore reduced Common Stock Payable by $26,667 to zero at June 30, 2015.

On May 21, 2015, we issued 1,796,571,210 common shares to the shareholders of Click Evidence, Inc. in exchange for all the issued and outstanding shares of that Company (see Note 7), effecting the merger between Click and Roadships.

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

There are no Series A or B Convertible Preferred Stock outstanding at June 30, 2015.

Note 6 – Property, Plant and Equipment

Property, Plant and Equipment consists principally of office furniture and fixtures. Balances at June 30, 2015 and December 31, 2014 are as follows:

	06/30/15	12/31/14
	(Unaudited)	(Audited)

Office equipment	$8,412	$-
Total fixed assets at cost	8,412	-
Less: accumulated depreciation	(942)	-
Net fixed assets	$7,470	$-

Note 7 – Business Combination

On May 21, 2015, we acquired all the issued and outstanding shares of Click Evidence, Inc. (“Click”), an emerging growth company existing under the laws of the State of Arizona that has developed and owns a patent pending trustable imaging technology for smartphones. Under the terms of the Acquisition, we issued 1,796,571,209 shares of our common stock from treasury in exchange for 14,239,705 shares of Click common stock . As a result of the Acquisition, Click has become a wholly-owned subsidiary of the Registrant.

The Roadships shares were issued by the Registrant at a deemed price of $0.0012 per share to 16 Click shareholders (the “Click Shareholders”) on the basis of 83.644 Roadships shares for each of the issued and then outstanding Click Shares. The number of Roadships shares issued for the Click Shares was determined by negotiation between the parties to the Acquisition and was approved by our board of directors as being fair and in the best interest of the Registrant.

As a result of the issuance of the Roadships shares, Dr. Jon N. Leonard, the President, Chief Executive Officer and a director of Click, has acquired sole voting and investment control over 1,387,829,545 shares of Roadships’ common stock, representing 46.4% voting control of the Registrant. At the time of the Acquisition, Dr. Leonard directly owned 10,000,000 Click Shares and had sole voting and investment control over a further 1,000,000 Click Shares.

We deemed the transaction a reverse merger and recorded no goodwill.

Assets and liabilities of Click Evidence are as follows:

Fair value of assets and liabilities obtained from Click Evidence
Cash	$10,597
Other current assets	2,000
Shareholder note payable	(22,000)
Net liabilities acquired	$(9,403)

Upon merging the two companies, we closed all historical operating results prior to the reverse merger date of May 21, 2015 of Roadships and consolidated subsidiaries to Additional Paid in Capital. Operating results and cash flows and historical equity presented in this report and subsequent reports will be that of Click Evidence, Inc.

A summary of pro-forma financial information for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Total assets	$32,072	$26,746
Total liabilities	260,133	83,039
Total stockholders' deficit	(228,061)	(56,293)
Net loss	(311,477)	(27,286,649)
Other comprehensive income (loss)	6,423	(11,325)
Net comprehensive loss	(305,054)	(27,297,974)
Weighted average shares outstanding (basic and diluted)	2,987,633,430	2,412,838,909
Net loss per share (basic and diluted)	(0.00)	(0.01)

Note 8 – Segment Reporting

The Company has identified its operating segments based on the internal reports that are reviewed and used by the chief operating decision makers in assessing performance and determining the allocation of resources.

Reportable segments disclosed are based on aggregating operating segments where the segments are considered to have similar economic characteristics and are also similar with respect to the following:

•	the products sold and/or services provided by the segment;
•	the manufacturing process;
•	the type or class of customer for the products or services;
•	the distribution method; and
•	any external regulatory requirements.

Types of products and services by segment

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

Basis of Accounting for Purposes of Reporting by Operating Segment

Accounting policies adopted

All amounts reported to the Board of Directors, being the chief operating decision makers with respect to operating segments, are determined in accordance with accounting policies that are consistent to those adopted in the annual financial statements of the Group.

Intersegment transactions

All intersegment sales are eliminated. Intercompany accounts are eliminated upon consolidation.

Segment assets

Where an asset is used across multiple segments, the asset is allocated to the segment that receives the majority of the economic value from the asset. In most instances, segment assets are clearly identifiable on the basis of their nature and physical location.

Segment liabilities

Liabilities are allocated to segments where there is a direct nexus between the incurrence of the liability and the operations of the segment. Borrowings and tax liabilities are generally considered to relate to the Group as a whole and are not allocated. Segment liabilities include trade and other payables and certain direct borrowings.

Segment information

Both segments have yet to record revenues. Components of our net loss for the three and six months ended June 30, 2015 is as follows:

	Six Months Ended June 30, 2015
	Technology	Transport	Total
Operating expenses
General and administrative	$145,704	$64,752	$210,456
Depreciation	269	-	269
Total operating expenses	145,973	64,752	210,725

Operating income/(loss)	(145,973)	(64,752)	(210,725)

Other income/(expense)
Interest expense	(1,130)	(3,488)	(4,618)
Total other	(1,130)	(3,488)	(4,618)
Net loss	(147,103)	(68,240)	(215,343)

Other comprehensive income (loss)
Effect of foreign currency exchange	-	65,565	65,565
Net comprehensive loss	$(147,103)	$(2,675)	$(149,778)

	Three Months Ended June 30, 2015
	Technology	Transport	Total
Operating expenses
General and administrative	$107,013	$64,752	$171,765
Depreciation	269	-	269
Total operating expenses	107,282	64,752	172,034

Operating income/(loss)	(107,282)	(64,752)	(172,034)

Other income/(expense)
Interest expense	(692)	(3,488)	(4,180)
Total other	(692)	(3,488)	(4,180)
Net loss	(107,974)	(68,240)	(176,214)

Other comprehensive income (loss)
Effect of foreign currency exchange	-	65,565	65,565
Net comprehensive loss	$(107,974)	$(2,675)	$(110,649)

Note 9 – Debt

Our debt in certain debt categories went from $191,808 at December 31, 2014 to $377,994 at June 30, 2015 as follows:

	12/31/14	06/30/15
Loans from related parties	$-	$204,196
Convertible note payable, related party	23,500	22,000
Convertible notes payable	-	134,951
Short-term notes payable	-	16,847
	$23,500	$377,994

Loans from related parties

On December 9, 2014, Roadships Holdings, Inc. redeemed 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our then Chief Executive Officer, by issuing a promissory note in the amount of $98,281. The promissory note is due December 31, 2015 and bears interest at 5%. We have accrued $2,460 and $296 in interest in this note through June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the entire principal amount of $98,281 and interest of $2,756 remains unpaid.

On April 20, 2015, the Registrant and Tamara Nugent, as trustee for Twenty Second Trust, entered into a Common Stock Repurchase Agreement whereby the Trust agreed to sell 1,796,571,210 shares of the our common stock to the Company in exchange for the sum of $17,966 in the form a promissory note. The note bears no interest and is callable by the maker at any time. At June 30, 2015, we still owe $17,966 on this note.

During the six months ended June 30, 2015, we borrowed $31,100 from the 22nd Trust and repaid $27,105 in principal. We also accrued $2,362 in interest to the 22nd Trust and made $1,817 in interest payments. At June 30, 2015, we are indebted to the 22nd Trust $87,849 and $905 in principal and interest, respectively.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard (“Jon”) under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. Under this agreement and its enlargement amendment (an amendment enlarging the amount of money that can be borrowed) the Company borrowed $28,000 from Jon between May 30, 2013 and October 31, 2013, and repaid Jon $3,500 of the $28,000 in cash between December 11, 2013 and December 31, 2013, leaving an unpaid balance on this note of $24,500 at December 31, 2013. On August 28, 2014, the Company repaid in cash an additional $1,000 on the note, and on January 5, 2015, an additional principal payment was made in the amount of $1,500, leaving an unpaid balance at June 30, 2015 of $22,000. We evaluated this instrument for the existence of a beneficial conversion feature and determined that none existed.

Convertible notes payable

During the six months ended June 30, 2015, we borrowed AU$176,225 (about $136,187) from 28 accredited investors in Australia. These promissory notes can be converted into shares of our common stock at the rate of $0.01 per share (the aggregate of which shares convertible is 17,622,500). These notes are callable by the makers at any time and contain no interest provision. We imputed interest of $187 to the date of the merger (May 21, 2015) and $752 from May 22, 2015 to June 30, 2015. We evaluated these instruments for the existence of beneficial conversion features and determine that none existed.

Short-term notes payable

We borrowed AU$17,000 (about US$13,453) from two creditors in Australia. The debt is not evidenced by a promissory note and is callable by the maker at any time. These amounts are still outstanding at June 30, 2015.

Note 10 – Subsequent Events

We have evaluated subsequent events through the date of this report.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations - Six months ended June 30, 2015 versus 2014

We had general and administrative expenses of $210,456 for the six months ended June 30, 2015 versus $9,109 for the same period in 2014. The increase is due to the combination of Roadships Holdings in 2015 whereas general and administrative expenses in 2014 include only Click Evidence, Inc.

Depreciation expense is $269 during the six months ended June 30, 2015 versus $0 for the same period in 2014. Some assets were acquired and capitalized with the reverse merger and we have recorded depreciation from the point of the merger (May 21, 2015) until June 30, 2015. Click Evidence had no depreciable assets in 2014.

Interest expense increased from $963 in the six months ended June 30, 2014 to $4,618 in the six months ended June 30, 2015. The increase is due to the inclusion of debts from Roadships Holdings which are not included in 2014.

Results of Operations - Three months ended June 30, 2015 versus 2014

We had general and administrative expenses of $171,765 for the three months ended June 30, 2015 versus $6,721 for the same period in 2014. The increase is due to the combination of Roadships Holdings in 2015 whereas general and administrative expenses in 2014 include only Click Evidence, Inc.

Depreciation expense is $269 during the three months ended June 30, 2015 versus $0 for the same period in 2014. Some assets were acquired and capitalized with the reverse merger and we have recorded depreciation from the point of the merger (May 21, 2015) until June 30, 2015. Click Evidence had no depreciable assets in 2014.

Interest expense increased from the previous year of $487 in the three month period ending June 30, 2014 to $4,180 in the three months ended June 30, 2015. The increase is due to the inclusion of debts from Roadships Holdings which are not included in 2014.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2015 and December 31, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed June 5, 2007 (included as Exhibit 3.1 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).

10.1	Amended and Restated Share Exchange Agreement (filed with our 8-K filed May 8, 2015 and herein incorporated by reference).

10.2	First amendment to Share Exchange Agreement (filed with our 8-K filed May 8, 2015 and herein incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roadships Holdings, Inc

Date: September 8, 2015	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

