Form 10-Q
period 2015-09-30
TAUTACHROME INC.
filed 2015-11-19
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission file number: 333-141907

TAUTACHROME, INC.
(Formerly Roadships Holdings, Inc.)
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

The number of shares of the registrant's common stock outstanding as of November 19, 2015, was 2,987,633,430.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

(Formerly Roadships Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

	09/30/15	12/31/14
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$36,807	$23,705
Other current assets	2,000	-
Total current assets	38,807	23,705

TOTAL ASSETS	$38,807	$23,705

LIABILITIES
Accounts payable and accrued expenses	$148,326	$5,016
Accounts payable – related party	638	-
Bank overdraft	89	-
Accrued interest - related party	5,063	-
Loans from related parties	147,023	-
Convertible note payable, related party	22,000	23,500
Short-term convertible notes payable	272,298	-
Short-term notes payable	15,352	-
Derivative liability	6,338	-
Total current liabilities	617,127	28,516

Long-term convertible notes payable, net of discounts of $2,259 and $0 at September 30, 2015 and December 31, 2014, respectively	57,741	-
Total non-current liabilities	57,741	-

TOTAL LIABILITIES	674,868	28,516

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value. Four billion shares authorized. 2,987,633,430 and 1,184,906,041 shares issued and outstanding at September 30, 2015 and December 31, 2014	$29,876	$11,848
Additional paid in capital	1,171,507	1,441,712
Common stock payable	-	26,667
Accumulated deficit	(1,976,042)	(1,485,038)
Other Comprehensive Income	138,598	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(636,061)	(4,811)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$38,807	$23,705

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

(Formerly Roadships Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	Successor	Predecessor	Successor	Predecessor

OPERATING EXPENSES
General and administrative	$430,907	$14,320	$220,451	$7,599
Depreciation	807	-	538	-
Total operating expenses	431,714	14,320	220,989	7,599

Operating income / (loss)	(431,714)	(14,320)	(220,989)	(7,599)

OTHER INCOME / (EXPENSE)
Interest expense	(55,330)	(1,448)	(50,712)	(961)
Change in fair value of derivative	(3,960)	-	(3,960)	-
Total other	(59,290)	(1,448)	(54,672)	(961)

Net loss	$(491,004)	$(15,768)	$(275,661)	$(8,560)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	138,598	-	73,033	-
Net comprehensive loss	$(352,406)	$(15,768)	$(202,628)	$(8,560)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	2,987,633,430	1,167,382,296	2,987,633,430	1,122,670,741

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

(Formerly Roadships Holdings, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Other Comprehensive	Stock	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Income (Loss)	Payable	Deficit	(Deficit)

Balances, December 31, 2013	1,114,155,564	$11,140	$1,236,870	$-	$650	$(1,250,701)	$(2,041)

Shares issued for cash, net of issue costs	1,463,765	15	24,610	-	-	-	24,625
Accrual of stock for services	-	-	-	-	26,667	-	26,667
Shares issued for services	69,286,712	693	178,312	-	(650)	-	178,355
Imputed interest	-	-	1,920	-		-	1,920
Net loss	-	-	-	-		(234,337)	(234,337)
Balances, December 31, 2014	1,184,906,041	11,848	1,441,712	-	26,667	(1,485,038)	(4,811)

Shares issued for services	6,156,179	62	73,539	-	(26,667)	-	46,934
Effect of reverse merger, May 21, 2015	1,796,571,210	17,966	(389,267)	-	-	-	(371,301)
Imputed interest	-	-	4,611	-	-	-	4,611
Effect of foreign currency exchange	-	-	-	138,598	-	-	138,598
Beneficial conversion feature of convertible notes	-	-	40,912	-	-	-	40,912
Net loss	-	-	-	-	-	(491,004)	(491,004)
Balances, September 30, 2015	2,987,633,430	$29,876	$1,171,507	$138,598	$-	$(1,976,042)	$(636,061)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

(Formerly Roadships Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
	Successor	Predecessor

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(491,004)	$(15,768)
Depreciation expense	807	-
Stock-based compensation	46,934	10,380
Change in fair value of derivative	3,960	-
Amortization of discounts on convertible notes	40,912	-
Imputed interest	4,611	1,448

Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	-
Accounts payable and accrued expenses	24,022	(870)
Net cash used in operating activities	(371,758)	(4,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment disposals	1,806	-
Cash acquired in reverse merger	38,719	-
Net cash used in investing activities	40,525	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	256,122	-
Cash proceeds from related-party loan	32,560	-
Principal payments on related-party loans	(82,945)	(1,000)
Net cash provided by financing activities	205,737	(1,000)

Effect of foreign exchange transactions	138,598	-

Net increase/(decrease) in cash	13,102	(5,810)
Cash and equivalents - beginning of period	23,705	23,329
Cash and equivalents - end of period	$36,807	$17,519

SUPPLEMENTARY INFORMATION
Cash paid for interest	$2,419	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discount due to derivative	$2,318	$-
Discount due to beneficial conversion feature	40,912	40,912

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

(Formerly Roadships Holdings, Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Note 1 – Organization and Nature of Business

History

Tautachrome, Inc. (formerly Roadships Holdings, Inc.) was formed in Delaware on June 5, 2006 as Caddystats, Inc. (Tautachrome, Inc. and hereinafter be collectively referred to as "Tautachrome", the "Company", "we' or "us").

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2015. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2014, as reported in Form 10-K filed with the Securities and Exchange Commission on July 9, 2015.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Tautachrome, Inc. and all majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Reverse Merger and Successor / Predecessor Presentation

On May 21, 2015, we acquired all the issued and outstanding shares of Click Evidence, Inc. ("Click"), an emerging growth company existing under the laws of the State of Arizona that has developed and owns a patent pending trustable imaging technology for smartphones (See Note 6). Because the shareholders of Click collectively control the Company immediately after the transaction, we deemed the transaction a reverse merger for accounting purposes. In a reverse merger, Click is considered the acquirer and Tautachrome is considered the acquiree. Therefore, financial history of Click is presented instead of that of Tautachrome, Inc. From May 21, 2015 forward, the financial statements are those of Tautachrome, Inc. with all previously reported subsidiary activity and including the activity of Click.

Property, Plant and Equipment

We record our property plant and equipment at historical cost. The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset's useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At September 30, 2015 and December 31, 2014, we had $32,241 and $500 Australian Dollars, respectively ($22,497 and $407 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three and nine months ended September 30, 2015 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 3 – Going Concern

We have not begun our core operations in the technology industry and have not yet acquired the assets to enter this markets and we will require additional capital to do so. There is no guarantee that we will acquire the capital to procure the assets to enter this markets or, upon doing so, that we will generate positive cash flows from operations. Substantial doubt exists as to Tautachrome's ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the nine months ended September 30, 2015 and 2014, we had the following transactions with the Twenty Second Trust (the "Trust"), the trustee of whom is Tamara Nugent, the wife of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $32,560 and $12,118, respectively, in cash loans to pay operating expenses and repaid $82,945 and $6,925, respectively, in principal.

•	We accrued $3,195 and $1,508, respectively, in interest payable to the Trust and paid $2,419 and $1,319, respectively, in interest payments.

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

The outstanding balance at September 30, 2015 is $30,676 and $1,077, respectively, for principal and interest.

On December 9, 2014, we redeemed 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our then Chief Executive Officer, by issuing a promissory note in the amount of $98,281. The promissory note is due December 31, 2015 and bears interest at 5% (see Note 5). Through September 30, 2015, we have accrued $3,690 in interest and have paid no interest or principal payments.

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard ("Jon") under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. Under this agreement and its enlargement amendment (an amendment enlarging the amount of money that can be borrowed) the Company borrowed $28,000 from Jon between May 30, 2013 and October 31, 2013, and repaid Jon $3,500 of the $28,000 in cash between December 11, 2013 and December 31, 2013, leaving an unpaid balance on this note of $24,500 at December 31, 2013. On August 28, 2014, the Company repaid in cash an additional $1,000 on the note, and on January 5, 2015, an additional principal payment was made in the amount of $1,500, leaving an unpaid balance at September 30, 2015 of $22,000.

The terms of the note provide that at the Company's option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no interest loan an imputed interest expense of $1,320 and $1,448 was recorded as additional paid-in capital for the nine months ended September 30, 2015 and 2014, respectively. The Company evaluated Dr. Leonard's note for the existence of a beneficial conversion feature and determined that none existed.

On September 18, 2015, we entered into an agreement with Novagen Ingenium Inc, a Nevada corporation ("Novagen") under which we agreed to sell to Novagen all of the transportation assets of Roadships which had, at the time of the exchange, carrying values of zero, for 2,000,000 shares of Novagen common stock. Shares of Novagen's common stock are quoted under the symbol "NOVZ" on the OTC Pink operated by OTC Markets Group, Inc. Novagen's controlling shareholder is Micheal Nugent who is on our Board of Directors and is a major shareholder. Since the shares represent a transaction with a related party, we recorded the value of these shares at zero.

On August 9, 2015, we issued a $5,000 convertible promissory note to the brother of our Board Chairman and Chief Executive Officer in return for cash. The terms of this note are provided in Note 7, subheading "Convertible Notes Payable".

Note 5 – Capital

At December 31, 2014, we had 1,184,906,041 common shares issued and outstanding from a total of four billion authorized.

On April 20, 2015, the Registrant and Tamara Nugent, as trustee for Twenty Second Trust, entered into a Common Stock Repurchase Agreement whereby the Trust agreed to sell 1,796,571,210 shares of the our common stock to the Company in exchange for the sum of $17,966 in the form a promissory note.

During the nine months ended September 30, 2015, we issued 6,156,179 shares for services to several consultants according to our agreements with them. We valued these shares at the pre-merger valuation which was based on private equity raises done in 2013 and 2014 ($0.012 per share) and recorded an increase in Capital Stock and Additional Paid in Capital of $73,601. Included in these shares were shares promised and accrued for before December 31, 2014. We therefore reduced Common Stock Payable by $26,667 to zero.

On May 21, 2015, we issued 1,796,571,210 common shares to the shareholders of Click Evidence, Inc. in exchange for all the issued and outstanding shares of that Company (see Note 6), effecting the merger between Click and Roadships.

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

There are no Series A or B Convertible Preferred Stock outstanding at September 30, 2015.

Note 6 – Business Combination

Acquisition of Click Evidence, Inc.

On May 21, 2015, we acquired all the issued and outstanding shares of Click Evidence, Inc. ("Click"), an emerging growth company existing under the laws of the State of Arizona that has developed and owns a patent pending trustable imaging technology for smartphones. Under the terms of the Acquisition, we issued 1,796,571,209 shares of our common stock from treasury in exchange for 14,239,705 shares of Click common stock. As a result of the Acquisition, Click has become a wholly-owned subsidiary of the Registrant.

The Roadships shares were issued by the Registrant at a deemed price of $0.0012 per share to 16 Click shareholders (the "Click Shareholders") on the basis of 83.644 Roadships shares for each of the issued and then outstanding Click Shares. The number of Roadships shares issued for the Click Shares was determined by negotiation between the parties to the Acquisition and was approved by our board of directors as being fair and in the best interest of the Registrant.

As a result of the issuance of the Roadships shares, Dr. Jon N. Leonard, the President, Chief Executive Officer and a director of Click, has acquired sole voting and investment control over 1,387,829,545 shares of Roadships' common stock, representing 46.4% voting control of the Registrant. At the time of the Acquisition, Dr. Leonard directly owned 10,000,000 Click Shares and had sole voting and investment control over a further 1,000,000 Click Shares.

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

Sale of Roadships Holdings' Assets

On September 18, 2015, we entered into an agreement with Novagen Ingenium Inc, a Nevada corporation ("Novagen") under which we agreed to sell to Novagen all of the transportation assets of Roadships which had, at the time of the exchange, carrying values of zero, for 2,000,000 shares of Novagen common stock. Shares of Novagen's common stock are quoted under the symbol "NOVZ" on the OTC Pink operated by OTC Markets Group, Inc. Novagen's controlling shareholder is Micheal Nugent who is on our Board of Directors and is a major shareholder. Since the shares represent a transaction with a related party, we recorded the value of these shares at zero.

The description of the terms and conditions of the Share Exchange Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the terms of the Share Exchange Agreement, which is filed as Exhibit 10.1 to this Current Report.

The sale of these assets to Novagen was completed on September 18, 2015. As a result, Novagen has acquired all of the Transport Assets and we have exited the transport and shipping business. Management intends to focus all the resources of the registrant on the development and commercialization of its smartphone imaging technology.

Note 7 – Debt

Our debt in certain debt categories went from $23,500 at December 31, 2014 to $514,414 at September 30, 2015 as follows:

	12/31/14	09/30/15
Loans from related parties	$-	$147,023
Convertible notes payable, related party	23,500	22,000
Short-term convertible notes payable	-	272,298
Short-term notes payable	-	15,352
Long-term convertible notes payable	-	60,000
Discounts on long-term convertible notes payable	-	(2,259)
Totals	$23,500	514,414

Loans from related parties

On December 9, 2014, Tautachrome, Inc. redeemed 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our then Chief Executive Officer, by issuing a promissory note in the amount of $98,281. The promissory note is due December 31, 2015 and bears interest at 5%. We have accrued $3,986 and $296 in interest on this note through September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the entire principal amount of $98,281 and interest of $3,986 remains unpaid.

On April 20, 2015, the Registrant and Tamara Nugent, as trustee for Twenty Second Trust, entered into a Common Stock Repurchase Agreement whereby the Trust agreed to sell 1,796,571,210 shares of the our common stock to the Company in exchange for the sum of $17,966 in the form a promissory note. The note bears no interest and is callable by the maker at any time. At September 30, 2015, we still owe $17,966 on this note.

During the nine months ended September 30, 2015, we borrowed $32,560 from the 22nd Trust and repaid $81,445 in principal. We also accrued $3,195 in interest to the 22nd Trust and made $2,419 in interest payments. At September 30, 2015, we are indebted to the 22nd Trust $30,676 and $1,077 in principal and interest, respectively.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard ("Jon") under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. Under this agreement and its enlargement amendment (an amendment enlarging the amount of money that can be borrowed) the Company borrowed $28,000 from Jon between May 30, 2013 and October 31, 2013, and repaid Jon $3,500 of the $28,000 in cash between December 11, 2013 and December 31, 2013, leaving an unpaid balance on this note of $24,500 at December 31, 2013. On August 28, 2014, the Company repaid in cash an additional $1,000 on the note, and on January 5, 2015, an additional principal payment was made in the amount of $1,500, leaving an unpaid balance at September 30, 2015 of $22,000. We evaluated this instrument for the existence of a beneficial conversion feature and determined that none existed.

The terms of the note provide that at the Company's option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no interest loan an imputed interest expense of $1,320 and $1,448 was recorded as additional paid-in capital for the nine months ended September 30, 2015 and 2014, respectively. The Company evaluated Dr. Leonard's note for the existence of a beneficial conversion feature and determined that none existed.

Convertible notes payable

During the six months ended June 30, 2015, we borrowed AU$176,225 (US$123,269) from 28 accredited investors in Australia. These promissory notes can be converted into shares of our common stock at the rate of $0.01 per share (the aggregate of which shares convertible is 17,622,500). These notes are callable by the makers at any time and contain no interest provision. We imputed interest of $148 to the date of the merger (May 21, 2015) and $3,271 from May 22, 2015 to September 30, 2015. We evaluated these instruments for the existence of beneficial conversion features and determine that none existed.

During the three months ended September 30, 2015, we borrowed AU$214,000 (about US$150,027) from 24 accredited investors in Australia. These promissory notes can be converted into shares of our common stock at the rate of AU$0.01 per share (the aggregate of which shares convertible is 21,400,000) . These notes are callable by the maker at any time and bear interest at 5%. As of September 30, 2015, we have accrued $1,651. No cash interest or principal payments have made, nor have any debt balances been converted to equity, through September 30, 2015. We evaluated these notes for beneficial conversion features and calculated a value of $40,792, all of which has been immediately expensed as interest expense as the notes are due on demand.

During the three months ended September 30, 2015, we borrowed $60,000 from seven accredited investors in the United States. These notes bear interest at 5% and are due eighteen months from the date of the note (all of which mature during the first quarter of 2017). Each note is convertible into a sum of shares which varies depending on the note date. The aggregate sum of the shares into which these notes are convertible is 11,403,657. We evaluated these notes for embedded derivates and determined that they contained such derivatives as set forth in the Statement of Financial Accounting Standard ASC 820–10–35–37 Fair Value in Financial Instruments ( herein referenced as "ASC 820"); Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities (herein referenced as "ASC 815"); and ASC 815–40 (formerly Emerging Issues Task Force ("EITF") Issue No. 00–19 and EITF 07–05).

Aggregate totals for these seven convertible notes payable are:

Derivative values at inception	$2,378
Change in value of derivative (a loss)	3,960
Derivative value at September 30, 2015	6,338

Debt discounts recorded	2,378
Amortization of derivative debt discounts to September 30, 2015	(120)
Balance of derivative debt discounts at September 30, 2015	2,259

Nominal interest accruals to September 30, 2015	277

One of the seven accredited investors included in the above paragraph is the brother of our Board Chairman and Chief Executive Officer, Dr. Jon Leonard. This $5,000 related-party convertible promissory note is dated August 9, 2015, matures on February 26, 2017, pays interest at 5%, and may convert into 1,020,408 common shares. The initial derivative recorded on this instrument was $226 with a value at September 30, 2015 of $481. The initial discount recorded on this instrument was $226, of which $11 has been amortized to interest expense.

Short-term notes payable

We borrowed AU$17,000 (about US$11,863) from two creditors in Australia. The debt is not evidenced by a promissory note and is callable by the maker at any time. These amounts are still outstanding at September 30, 2015.

Derivative liability

The above-referenced seven convertible promissory notes issued during the three months ended September 30, 2015 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity's own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" also hinges on whether the instrument is indexed to an entity's own stock. A non–derivative instrument that is not indexed to an entity's own stock cannot be classified as equity and must be accounted for as a liability.

Derivative financial instruments should be recorded as liabilities in the consolidated balance sheet and measured at fair value. For purposes of this engagement and report, we utilized fair value as the basis for formulating our opinion which has been defined by the Financial Accounting Standards Board ("FASB") as "the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion". The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59–60.

In valuing the derivatives, the following inputs were assumed:

•	The underlying stock price was used as the fair value of the common stock $0.0070 – $0.0121 as of 7/12/15 through 9/30/15;

•	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility;

•	The stock projections are based on the Company historical annual volatilities using the term remaining for each Note and Valuation date:

Date	Volatility
07/12/15	341%
08/26/15	344%
08/27/15	344%
08/29/15	344%
09/03/15	341%
09/07/15	340%
09/08/15	340%
09/30/15	339%

•	An event of default would occur 0% of the time, increasing .50% per month to a maximum of 5.0%;

•	Capital raising events would occur quarterly at $150,000 per quarter through 2017 with potential dilutive resets for the Notes;

•	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

•	The Holder would redeem based on availability of alternative financing, 0% of the time increasing 0% monthly to a maximum of 0%;

•	The Holder would convert the note starting after 12 months to maturity (18 months from issuance) assuming the company was not in default subject to trading volume limits.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on these seven instruments range from 5.0% to 10.6%.

At each reporting date, we determine the fair market value for each derivative associated with each of the seven above instrument. At September 30, 2015, we determined the fair value of these derivatives were $6,338. We therefore included the difference in the Statement of Operations as "Change in Fair Value of Derivatives".

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2014	$-
Changes due to new issuances	2,378
Changes due to debt extinguishments	-
Changes due to adjustments to fair value	3,960
Balance, September 30, 2015	$6,338

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	09/30/15	12/31/14

Net operating loss carry-forward	1,976,706	1,003,419

Deferred tax asset at 39%	691,847	391,333
Valuation allowance	(691,847)	(391,333)
Net future income taxes	$-	$-

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

Our tax loss carry-forwards will begin to expire in 2030.

Note 9 – Subsequent Events

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

Overview

Tautachrome, Inc. is an emerging company in the short-sea and ground freight industry sectors operating through its wholly owned subsidiaries in the U.S. and Australia.

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

Results of Operations - Nine months ended September 30, 2015 versus 2014

We had general and administrative expenses of $430,907 for the nine months ended September 30, 2015 versus $14,320 for the same period in 2014. The increase is due to the combination of Tautachrome in 2015 whereas general and administrative expenses in 2014 include only Click Evidence, Inc.

Depreciation expense is $807 during the nine months ended September 30, 2015 versus $0 for the same period in 2014. Some assets were acquired and capitalized with the reverse merger and we have recorded depreciation from the point of the merger (May 21, 2015) until September 30, 2015. Click Evidence had no depreciable assets in 2014.

Interest expense increased from $1,448 in the nine months ended September 30, 2014 to $55,330 in the nine months ended September 30, 2015. The increase is due to the inclusion of debts from Tautachrome which are not included in 2014.

During the nine months ended September 30, 2015, we also had Other Comprehensive Income items totaling $138,598 which consisted entirely of $138,598 of the effects of foreign currency translation resulting from the rising of the US Dollar in relation to the Australian dollar. We had no such foreign translation effect in the previous year.

Results of Operations - Three months ended September 30, 2015 versus 2014

We had general and administrative expenses of $220,451 for the three months ended September 30, 2015 versus $7,599 for the same period in 2014. The increase is due to the combination of Tautachrome in 2015 whereas general and administrative expenses in 2014 include only Click Evidence, Inc.

Depreciation expense is $538 during the three months ended September 30, 2015 versus $0 for the same period in 2014. Some assets were acquired and capitalized with the reverse merger and we have recorded depreciation from the point of the merger (May 21, 2015) until September 30, 2015. Click Evidence had no depreciable assets in 2014.

Interest expense increased from the previous year of $961 in the three month period ending September 30, 2014 to $50,712 in the three months ended September 30, 2015. The increase is due to the inclusion of debts from Tautachrome which are not included in 2014.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at September 30, 2015 and December 31, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Plan of Operation

Our immediate term plans for operations is discussed extensively in Item 7 – Management's Discussion and Analysis or Plan of Operation included in our Form 10-K as of December 31, 2014, filed with the Commission on July 9, 2015 and is herein incorporated by reference, subject to the caveat that our transportation division has been sold and is no longer active within the company.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed June 5, 2007 (included as Exhibit 3.1 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 filed April 5, 2007, and incorporated herein by reference).

10.1	Amended and Restated Share Exchange Agreement (filed with our 8-K filed May 8, 2015 and herein incorporated by reference).

10.2	First amendment to Share Exchange Agreement (filed with our 8-K filed May 8, 2015 and herein incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc

Date: November 19, 2015	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

