Form 10-K
period 2015-12-31
TAUTACHROME INC.
filed 2016-07-05
CIK 1389067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number 333-141907

TAUTACHROME, INC.
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

The aggregate market value of 619,552,098 shares held by non-affiliates as of December 31, 2015 is $6,195,521, based on the closing price of our stock on June 30, 2015.

As of June 30, 2016, the registrant had 2,987,633,430 shares of its common stock outstanding.

Documents Incorporated by reference: None.

TAUTACHROME, INC.

FORM 10-K

For the Year Ended December 31, 2015

PART 1 – FINANCIAL INFORMATION

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

Our Business

Tautachrome operates in the internet applications space, a space uniquely able to embrace fast growing and novel business. The iPhone, Google, Facebook, Amazon, Twitter, Android, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with the arrival of wholly new business universes seemingly from out of nowhere.

Tautachrome is currently pursuing three avenues of business activity:

1.	KlickZie technology-based business development and monetization, our high focus flagship activity to revolutionize smartphone-based picture and video interaction on the web

2.

Smartphone app development and digital design, our activity to develop and monetize important in-house apps and to generate digital design revenue, an activity carried out by our wholly owned subsidiary Polybia Studios, Pty Ltd of Mermaid Beach, Queensland Australia

3.	Acquisition of revenue generating smartphone apps, an activity carried out by our new Appquisitions Division in the hands of our Chief Advancement Officer, Michael Nugent.

1. KlickZie technology-based business activity

Tautachrome's patent pending KlickZie technology addresses two major new needs of the internet age. The first is the need for a way to trust the pictures and videos you see on the web. Right now the trillions of pictures and frames of video on the web are so easily and so often falsified that you can't trust any of it. There is a giant need for a universally available, downloadable system that turns the everyday pictures and videos we take from our smartphones into something that is completely trustable to any third party seeing it. With such a system two kinds of imagery will suddenly appear on the web: On the one hand imagery whose trustworthiness everybody can be absolutely certain of, and on the other hand all the rest of the imagery which nobody has any idea of its trust worthiness. The KlickZie system aims to satisfy this fundamental need for universal trustability.

Solving the need for trustability also solves a more subtle need that opens the door to an enormous new opportunity. This is the need for people to be able to use pictures and videos on the web to readily and safely interact with each other via the imagery itself. it is frequently the case that when you run across interesting imagery on the web you won't know anything about it, including who the author is, who else may have seen it, or what others may think or know about it. By allowing people to interact with interesting or important pictures or videos by using the imagery itself as the portal of communication, the system can add the viewpoints and the information offerings of interacting people to the richness of the pictures and videos. This can be carried by the system into the future along with the imagery, as an evolving tapestry of interaction and imagery.

How KlickZie technology works: The KlickZie Activation Platform Consumers will download KlickZie's free camera upgrade software into their mobile device (iPhone, Android or other smartphone) which thereafter activates the pictures and videos taken by their device using proprietary KlickZie technology. Behind the scenes, the powerful and secure KlickZie software will capture the imagery and all available metadata related to the imaging event, and mark the imagery and its metadata with advanced, highly undetectable KlickZie watermarking technology.

KlickZie Activation KlickZie activation adds a new world of usefulness to ordinary pictures and videos. People who come across an activated picture can communicate with the author of the picture, or with amenable others who have seen the picture or with the data stored in the picture by merely clicking or touching the picture ("touch-to-comm"). The picture itself makes the communication happen. It does not matter where or how you come across an activated picture, you can engage it, interact with it, or share it, just by touching or clicking it.

What happens to an activated picture from its creation onward gets invisibly added to the picture's data and can be tracked into the future. Activated pictures can answer many questions. For example, in a group photo you could ask: Have any of the people in my contacts list interacted with this picture? Are any of them engaging it right now? Who else besides my contacts have already engaged this picture in some way? Who took it? Where? When?

KlickZie's activated pictures and videos will also possess the power to be completely trustable in the sense that any third party can be absolutely confident of the authenticity of the imagery because KlickZie pictures and videos will be secured in the KlickZie cloud at their creation where they remain until their creator or owner deletes them.

The upshot is that activation allows effective touch to comm with the authors and viewers of smartphone pictures and videos from every source, and activated pictures and videos can be completely trusted imagery.

Competition

With regard to the internet applications in general, competition is intense. For example, according to Statista by mid-2015 there were more than three million different smartphone applications available to users. In spaces that are this crowded the principal matter of competition is about capturing user mind space, which for a given product consists of elements such as degree of product exposure to users, degree of product apparent desirability, pleasure of product usage, and persisting necessity for the product in a user's life. These elements of competition are well known to our competitors which include the internet giants Google, Apple, Facebook and Amazon, all of whom have financial resources and operating staffs substantially larger than those of the Company, and all of whom can focus on the optimization of their products towards the same consumer and business arenas upon which we intend to focus.

With regard to KlickZie's technology for marking, storing and tracking digital imagery, there are many firms who mark, store and track digital imagery. Among these are Digimarc, BatchPhoto, and hirdlight who market such processes for purposes of protecting intellectual property. Although to our knowledge no firm is turning the smartphone into a generally trustable imager or advanced image-based communicator as envisioned here, which requires substantially more talent and development activity than required for marking, storing and tracking digital imagery, there is nothing stopping any firm, particularly the internet giants, from entering into similar activity.

Employees

Roadships Holdings, Inc. has 3 employees. (Polybia Studios Pty Ltd). Other services are currently provided through independent contractors.

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

PART II - OTHER INFORMATION

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares trade on the OTCQB under the symbol "RDSH". The following table sets forth the high and low closing bid prices of our common stock for the last two calendar years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low

Dec 31, 2015	$0.04000	$0.00990
Sep 30, 2015	0.01350	0.00460
Jun 30, 2015	0.01000	0.00050
Mar 31, 2015	0.00080	0.00030

Dec 31, 2014	$0.00040	$0.00010
Sep 30, 2014	0.00030	0.00020
Jun 30, 2014	0.00030	0.00020
Mar 31, 2014	0.00050	0.00020

At December 31, 2015, there were 2,987,633,430 shares of our common stock issued and outstanding.

Holders

On June 30, 2016, the Company had approximately 564 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $366,403 and $23,249 for the years ended December 31, 2015 and 2014, respectively, recurring losses, and negative working capital at December 31, 2015 and 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations – Comparison of Years Ended December 31, 2015 Versus 2014

Net Loss

Net loss for the years ended December 31, 2015 and 2014 was $995,385 and $234,337, respectively with components of those discussed below.

Revenues

There were no revenues earned during the years ended both December 31, 2015 and 2014.

General and Administrative Expenses

Our general and administrative expenses were $524,892 for the year ended December 31, 2015 versus $232,417 for the same period in 2014. The principal reason for the increase is the increase in activity surrounding the development of the KlickZie technology.

Depreciation Expense

Depreciation expense for the year ended December 31, 2015 was $807 versus $0 during the same period in 2014. We had certain capital items begin depreciated during the early part of the year which were subsequently fully reserved.

Interest Expense

Interest expense was $451,804 for the year ended December 31, 2015 versus $1,920 for the same period in 2014. The increase is due to higher debt levels and the inclusion of beneficial conversion features as described in Notes 5 and 7 to the Financial Statements .

Foreign Exchange Effect and Net Comprehensive Loss

The foreign exchange effect is the effect of translating Australian Dollar balances and activities into US Dollars. Items in the Consolidated Balance Sheets in Australian Dollars are translated to US Dollars at 1.37285 USD/AUD whereas the balances in the Statement of Operations are translated at 1.32018 USD/AUD. This results in a valuation of equity in the Balance Sheet line item "Other Comprehensive Income" (it is the only item affecting that Balance Sheet item).

The Consolidated Balance Sheet amount for this item at December 31, 2014 is zero because our predecessor, Click Evidence, Inc. (since renamed to Tautachrome, Inc.) had no foreign operations. For the year ended December 31, 2015, that item amounts to a net comprehensive loss of $81,302.

Change in Fair Value of Derivatives

Certain of our debt instruments contain embedded derivatives at December 31, 2015 which we did not have during the year ended December 31, 2014. As discussed in Note 7 to the Financial Statements, these instruments are carried at the fair values at the balance sheet date, causing a revaluation of those carrying values. This item is the net result of the revaluation.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At December 31, 2015, we had $15,428 in cash and $740,283 in current liabilities resulting in negative working capital of $724,855. At December 31, 2014, we had $23,705 in cash and $28,516 in current liabilities resulting in negative working capital of $4,811 for an increase in negative working capital of $720,044.

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

Plan of Operations

Tautachrome operates in the internet applications space, a space uniquely able to embrace fast growing and novel business. The iPhone, Google, Facebook, Amazon, Twitter, Android, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with the arrival of wholly new business universes seemingly from out of nowhere.

Tautachrome is currently pursuing three avenues of business activity:

1.	KlickZie technology-based business development and monetization, our high focus flagship activity to revolutionize smartphone-based picture and video interaction on the web

2.

Smartphone app development and digital design, our activity to develop and monetize important in-house apps and to generate digital design revenue, an activity carried out by our wholly owned subsidiary Polybia Studios, Pty Ltd of Mermaid Beach, Queensland Australia

3.	Acquisition of revenue generating smartphone apps, an activity carried out by our new Appquisitions Division in the hands of our Chief Advancement Officer, Michael Nugent.

1. KlickZie technology-based business activity

Tautachrome's patent pending KlickZie technology addresses two major new needs of the internet age.

The first is the need for a way to trust the pictures and videos you see on the web. Right now the trillions of pictures and frames of video on the web are so easily and so often falsified that you can't trust any of it.

There is a giant need for a universally available, downloadable system that turns the everyday pictures and videos we take from our smartphones into something that is completely trustable to any third party seeing it. With such a system two kinds of imagery will suddenly appear on the web: On the one hand imagery whose trustworthiness everybody can be absolutely certain of, and on the other hand all the rest of the imagery which nobody has any idea of its trust worthiness. The KlickZie system aims to satisfy this fundamental need for universal trustability.

Solving the need for trustability also solves a more subtle need that opens the door to an enormous new opportunity. This is the need for people to be able to use pictures and videos on the web to readily and safely interact with each other via the imagery itself. it is frequently the case that when you run across interesting imagery on the web you won't know anything about it, including who the author is, who else may have seen it, or what others may think or know about it. By allowing people to interact with interesting or important pictures or videos by using the imagery itself as the portal of communication, the system can add the viewpoints and the information offerings of interacting people to the richness of the pictures and videos. This can be carried by the system into the future along with the imagery, as an evolving tapestry of interaction and imagery.

How KlickZie technology works: The KlickZie Activation Platform Consumers will download KlickZie's free camera upgrade software into their mobile device (iPhone, Android or other smartphone) which thereafter activates the pictures and videos taken by their device using proprietary KlickZie technology. Behind the scenes, the powerful and secure KlickZie software will capture the imagery and all available metadata related to the imaging event, and mark the imagery and its metadata with advanced, highly undetectable KlickZie watermarking technology.

KlickZie Activation KlickZie activation adds a new world of usefulness to ordinary pictures and videos. People who come across an activated picture can communicate with the author of the picture, or with amenable others who have seen the picture or with the data stored in the picture by merely clicking or touching the picture ("touch-to-comm"). The picture itself makes the communication happen. It does not matter where or how you come across an activated picture, you can engage it, interact with it, or share it, just by touching or clicking it.

What happens to an activated picture from its creation onward gets invisibly added to the picture's data and can be tracked into the future. Activated pictures can answer many questions. For example, in a group photo you could ask: Have any of the people in my contacts list interacted with this picture? Are any of them engaging it right now? Who else besides my contacts have already engaged this picture in some way? Who took it? Where? When?

KlickZie's activated pictures and videos will also possess the power to be completely trustable in the sense that any third party can be absolutely confident of the authenticity of the imagery because KlickZie pictures and videos will be secured in the KlickZie cloud at their creation where they remain until their creator or owner deletes them.

The upshot is that activation allows effective touch to comm with the authors and viewers of smartphone pictures and videos from every source, and activated pictures and videos can be completely trusted imagery.

KlickZie Product Rollout. Rolling out KlickZie requires hiring activity to round out the Click Technical Team. Additional required technical staff include: cloud architects, database engineers, image processing engineers, full stack software engineers, steganography software developers, app development software engineers, and smartphone code defense software engineers.

•

Phase 1: Build the minimal testable KlickZie system –including the smartphone imaging engine and the service cloud (Rev 1 KlickZie system), identifying and fixing functionality deficiencies and user experience and interface hiccups, building a loyal base of early adopters and defining Rev 2.

•

Phase 2: Build and release Rev 2 into a limited audience to optimize user experience and user interfaces, to define, build, test and finalize viral growth methodology, to finalize the smartphone imaging engine, to test/finalize the cloud subsystem for global scale up, to build a seed population of 200,000 contented users, and to plan global rollout.

•	Phase 3: Roll out KlickZie system globally, culture by culture and language by language, adding support staff and services as rollout moves forward.

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

Funding The KlickZie product rollout requires substantial funding. We plan on, and are now, seeking funds to finance KlickZie product rollout. Financing may be accomplished by incurring debt, by equity sale or through other means. There can be no assurances given that our funding efforts will be successful.

First KlickZie revenues. Our Plan of Operations is prepared for first revenues from enterprise users coming on line within the first year after the receipt of funding sufficient to round out the KlickZie team. Preparations for other KlickZie revenue are geared for the two year and out timeframe.

2. Smartphone app development and digital design business activity

This activity will be conducted by Polybia Studios, a wholly owned enterprise that has been fully active on its own since late in 2014. Recent work by Polybia includes:

■	Development of the internal software systems, database servers and branding for the SafeDate App, a mobile security application used by dating women.

■	Development of the app and branding for PEOBI, a new service for the exchange of business information.

■	Development of the websites and branding for companies such as Novagen Ingenium, Renegade Engines, and Ronna Burton.

In addition, Polybia will play an important role in the development of the KlickZie Platform by providing the embedded software development for KlickZie's advanced image capture, marking and securitization of code for smartphones, tablets, PCs, and other state of the art social sharing platforms. Polybia will also lead the company's graphic, branding and web design optimization for the mobile user.

Polybia is located in Mermaid Beach, Queensland, Australia. Polybia's management team consists of recent internet technology graduates of Bond University in Queensland, Australia. For more about Polybia please visit www.polybiastudios.com.

3. Acquisition of revenue generating smartphone apps business activity

Tautachrome's Appquisitions Division was created as a vehicle to acquire revenue-generating smartphone apps. In the hands of our Chief Advancement Officer, Michael Nugent, the new Appquisitions Division is expected to create revenue that is independent of our other activities. PhotoSweep, an app that lets users select photos from their smartphone photo albums and have them printed and sent to addresses of their choosing, is the first app to be acquired by our Appquisitions Division. The app is compatible with both Apple and Android devices. PhotoSweep makes the process of handing physical prints easy and convenient, and by its nature creates repeat customers. PhotoSweep's world headquarters are currently located in Biggera Waters, Queensland Australia. For more about PhotoSweep please visit www.photosweep.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tautachrome, Inc.

We have audited the accompanying consolidated balance sheets of Tautachrome, Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tautachrome, Inc. and consolidated subsidiaries as of December 31, 2015 and 2014, and the results of its operations, and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

Houston, Texas

www.mkacpas.com

June 30, 2016

TAUTACRHOME, INC.

AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	12/31/15	12/31/14
ASSETS

Current assets:
Cash	$15,428	$23,705
Total current assets	15,428	23,705

TOTAL ASSETS	$15,428	$23,705

LIABILITIES
Accounts payable and accrued expenses	$181,275	$5,016
Bank overdraft	89	-
Accounts payable – related party	722	-
Accrued interest – related party	6,637	-
Loans from related parties	80,108	-
Convertible notes payable, related party	22,160	23,500
Short-term convertible notes payable	409,456	-
Short-term notes payable	16,025	-
Derivative liability	23,812	-
Total current liabilities	740,284	28,516

Long-term convertible notes payable, net of discounts of $5,052 and zero, respectively	104,948	-
Total non-current liabilities	104,948	-

TOTAL LIABILITIES	845,232	28,516

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value. Four billion shares authorized. 2,987,633,430 and 1,184,906,041 issued and outstanding at December 31, 2015 and 2014	29,876	11,848
Additional paid in capital	1,539,442	1,441,712
Accumulated deficit	(2,480,423)	26,667
Effect of foreign currency translation	81,301	(1,485,038)
TOTAL STOCKHOLDERS' DEFICIT	(829,804)	(4,811)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,428	$23,705

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC.

AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014
	Successor	Predecessor

OPERATING EXPENSES
General and administrative	$524,892	$232,417
Depreciation	807	-
Total operating expenses	525,699	232,417

Operating loss	(525,699)	(232,417)

OTHER INCOME / (EXPENSE)
Interest expense	(451,804)	(1,920)
Change in fair value of derivative	(17,882)	-
Total other	(469,686)	(1,920)

Net loss	$(995,385)	$(234,337)

Effect of foreign currency exchange	81,301	-

Net comprehensive loss	$(914,084)	$(234,337)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	2,987,633,430	1,167,382,296

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC.

AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

From December 31, 2013 to December 31, 2015

	Common Stock		Additional Paid in	Other Comprehensive Income	Stock	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	(Loss)	Payable	Deficit	(Deficit)

Balances, December 31, 2013	1,114,155,564	$11,140	$1,236,870	$-	$650	$(1,250,701)	$(2,041)

Shares issued for cash, net of issue costs	1,463,765	15	24,610				24,625
Accrual of stock for services	-	-	-		26,667		26,667
Shares issued for services	69,286,712	693	178,312		(650)		178,355
Imputed interest	-	-	1,920				1,920
Net loss	-	-	-			(234,337)	(234,337)
Balances, December 31, 2014	1,184,906,041	11,848	1,441,712	-	26,667	(1,485,038)	(4,811)

Shares issued for services	6,156,179	62	73,539	-	(26,667)	-	46,934
Effect of reverse merger, May 21, 2015	1,796,571,210	17,966	(389,267)	-	-	-	(371,301)
Imputed interest	-	-	7,504	-	-	-	7,504
Effect of foreign currency exchange	-	-	-	81,301	-	-	81,301
Beneficial conversion feature of convertible notes	-	-	405,954	-	-	-	405,954
Net loss						(995,385)	(995,385)
Balances, December 31, 2015	2,987,633,430	$29,876	$1,539,442	$81,301	$-	$(2,480,423)	$(829,804)

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC.

AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(995,385)	$(234,337)
Depreciation expense	807	-
Stock-based compensation	46,934	205,022
Change in fair value of derivative	17,882	-
Amortization of discounts on convertible notes	405,954	-
Imputed interest	7,504	1,920

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	149,901	4,146
Net cash used in operating activities	(366,403)	(23,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment disposals	1,806	-
Cash acquired in reverse merger	38,720	-
Net cash used in investing activities	40,526	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	24,625
Proceeds from convertible notes payable	336,215	-
Proceeds from notes payable, related parties	160	-
Principal payments on notes payable, related parties	(1,500)
Proceeds from notes payable	65,842
Principal payments on related-party loans	(164,418)	(1,000)
Net cash provided by financing activities	236,299	23,625

Effect of foreign exchange transactions	81,301

Net increase/(decrease) in cash	(8,277)	376
Cash and equivalents - beginning of period	23,705	23,329
Cash and equivalents - end of period	$15,428	$23,705

SUPPLEMENTARY INFORMATION
Cash paid for interest	1,571	-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discount due to derivative	$5,930	$650
Beneficial conversion feature	405,954	-

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote. There were no cash equivalents as of December 31, 2015 and 2014.

Property, Plant and Equipment

We record our property plant and equipment at historical cost. The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset's useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At December 31, 2015 and 2014, we had $3,648 and $500 Australian Dollars, respectively ($2,657 and $407 US Dollars, respectively) deposited into Australian banks.

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

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2015 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)

Accounts payable and accrued expenses	$181,275	$-	$-	$-
Bank overdraft	89	-	-	-
Accounts payable - related party	722	-	-	-
Accrued interest - related party	6,637	-	-	-
Loans from related parties	80,108	-	-	-
Convertible note payable, related party	22,160	-	-	-
Short-term convertible notes payable	409,456	-	-	-
Short-term notes payable	16,025	-	-	-
Derivative liability	-	-	23,812	(17,882)
Long-term convertible notes payable	110,000	-	-	-
Discounts on long-term convertible notes payable	(5,052)
TOTAL LIABILITIES	$821,420	$-	$23,812	$(17,882)

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2014 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)

Accounts payable and accrued expenses	$5,016	$-	$-	$-
Convertible note payable, related party	23,500	-	-	-
TOTAL LIABILITIES	$28,516	$-	$-	$-

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

See Note 7 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10 - Development Stage Entities. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

The adoption of these standards is not expected to have a material impact on our financial position or results of operations.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $366,403 and $23,249 for the years ended December 31, 2015 and 2014, respectively, recurring losses, and negative working capital at December 31, 2015 and 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 4 – Related Party Transactions

For the years ended December 31, 2015 and 2014, we had the following transactions with the Twenty Second Trust (the "Trust"), the trustee of whom is Tamara Nugent, the wife of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $5,408 and $68,023, respectively, in cash loans to pay operating expenses and repaid $162,918 and $11,844, respectively, in principal.
•	We accrued $4,329 and $1,819, respectively, in interest payable to the Trust and paid $1,571 and $1,796, respectively, in interest payments.
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

The outstanding balance at December 31, 2015 is $80,108 and $6,637, respectively, for principal and interest to the Twenty Second Trust, which includes the $98,281 in the following paragraph and the related interest payable.

On December 9, 2014, we redeemed 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our then Chief Executive Officer, by issuing a promissory note in the amount of $98,281. The promissory note is due December 31, 2015 and bears interest at 5% (see Note 5). Through December 31, 2015, we have accrued $4,920 in interest and have paid no interest or principal payments.

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard ("Jon") under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. Under this agreement and its enlargement amendment (an amendment enlarging the amount of money that can be borrowed) the Company borrowed $28,000 from Jon between May 30, 2013 and October 31, 2013, and repaid Jon $3,500 of the $28,000 in cash between December 11, 2013 and December 31, 2013, leaving an unpaid balance on this note of $24,500 at December 31, 2013. On August 28, 2014, the Company repaid in cash an additional $1,000 on the note, and on January 5, 2015, an additional principal payment was made in the amount of $1,500. A loan of $160 was added to this loan during the year ended December 31, 2015 for expenses paid by Dr. Leonard on the company's behalf. The outstanding loan amount at December 31, 2015 is $22,160.

The terms of the note provide that at the Company's option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no interest loan an imputed interest expense of $1,767 and $1,920 was recorded as additional paid-in capital for the years ended December 31, 2015 and 2014, respectively. The Company evaluated Dr. Leonard's note for the existence of a beneficial conversion feature and determined that none existed.

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

Note 5 – Capital Structure

Common Stock

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

During the year ended December 31, 2015, we issued 6,156,179 shares for services to several consultants according to our agreements with them. We valued these shares at the pre-merger valuation which was based on private equity raises done in 2013 and 2014 ($0.012 per share) and recorded an increase in Capital Stock and Additional Paid in Capital of $73,601. Included in these shares were shares promised and accrued for before December 31, 2014. We therefore reduced Common Stock Payable by $26,667 to zero.

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

Imputed Interest

Several of our loans made in our Australian subsidiary were made without any nominal interest. As such, we imputed interest at 8% to these loans, crediting Additional Paid in Capital and charging Interest Expense. For the year ended December 31, 2015 and 2014, these amounted to $7,501 and $1,920, respectively.

Beneficial Conversion Features of Convertible Promissory Notes

During the year ended December 31, 2015, we borrowed $425,788 from 87 accredited investors in Australia (see Note 6) which contained features allowing the holder to convert the principal and accumulated interest into common stock. We evaluated these notes for beneficial conversion features and calculated a value of $405,954, all of which has been immediately expensed as interest expense as the notes are due on demand.

Short-term convertible notes payable

During the year ended December 31, 2015, we borrowed $425,788 from 87 accredited investors in Australia. Of this amount, $336,215 was acquired after the reverse merger (see Note 6). The remainder was prior to the reverse merger, was included as part of that transaction and as such, is not included in the financing section of the Statement of Cash Flows.

These promissory notes can be converted into shares of our common stock at the rate of $0.01 per share (the aggregate of which shares convertible is 56,213,300). These notes are callable by the makers at any time and accrue interest at 5%. For the year ended December 31, 2015, we accrued $4,511 of interest on these notes and made no interest payments. We evaluated these notes for beneficial conversion features and calculated a value of $405,954, all of which has been immediately expensed as interest expense as the notes are due on demand.

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

Note 6 – Business Combinations

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

Note 7 - Debt

Our debt in certain categories went from $23,500 at December 31, 2014 to $632,697 at December 31, 2015 as follows:

	12/31/14	12/31/15
Loans from related parties	$-	$80,108
Convertible notes payable, related party	23,500	22,160
Short-term convertible notes payable	-	409,456
Short-term notes payable	-	16,025
Long-term convertible notes payable	-	110,000
Discounts on long-term convertible notes payable	-	(5,052)
Totals	$23,500	$632,697

See Note 4 for a discussion of our related-party debts, including the first two entries in the above table.

Short-term convertible notes payable

During the year ended December 31, 2015, we borrowed $425,788 from 87 accredited investors in Australia. Of this amount, $336,215 was acquired after the reverse merger (see Note 6). The remainder was prior to the reverse merger, was included as part of that transaction and as such, is not included in the financing section of the Statement of Cash Flows.

These promissory notes can be converted into shares of our common stock at the rate of $0.01 per share (the aggregate of which shares convertible is 56,213,300). These notes are callable by the makers at any time and accrue interest at 5%. For the year ended December 31, 2015, we accrued $4,511 of interest on these notes and made no interest payments. We evaluated these notes for beneficial conversion features and calculated a value of $405,954, all of which has been immediately expensed as interest expense as the notes are due on demand.

Aggregate totals for these short-term convertible notes payable are:

Proceeds from issuance of short-term convertible notes	$425,788
Foreign exchange effect at balance sheet date	(16,332)
Balance, December 31, 2015	$409,456

Long-term convertible notes payable

During the year ended December 31, 2015, we borrowed $110,000 from eight accredited investors in the United States. These notes bear interest at 5% and are due eighteen months from the date of the note (all of which mature during the first or second quarter of 2017). Each note is convertible into a sum of shares which varies depending on the note date. The aggregate sum of the shares into which these notes are convertible is 16,478,937. We evaluated these notes for embedded derivates and determined that they contained such derivatives as set forth in the Statement of Financial Accounting Standard ASC 820–10–35–37 Fair Value in Financial Instruments ( herein referenced as "ASC 820"); Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities (herein referenced as "ASC 815"); and ASC 815–40 (formerly Emerging Issues Task Force ("EITF") Issue No. 00–19 and EITF 07–05).

Aggregate totals for these eight long-term convertible notes payable are:

Proceeds from issuance of long-term convertible notes	$110,000
Discounts on notes payable:
Discounts at issuance	(5,930)
Less: amortization	878
Net unamortized discounts at December 31, 2015	(5,052)

Long-term convertible notes payable, net of discounts	$104,948

One of the eight accredited investors included in the above paragraph is the brother of our Board Chairman and Chief Executive Officer, Dr. Jon Leonard. This $5,000 related-party convertible promissory note is dated August 9, 2015, matures on February 26, 2017, pays interest at 5%, and may convert into 1,020,408 common shares. The initial derivative recorded on this instrument was $226 with a value at December 31, 2015 of $2,334. The initial discount recorded on this instrument was $226, of which $414 has been amortized to interest expense.

Derivative liability

The above-referenced eight convertible promissory notes issued during the year ended December 31, 2015 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity's own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 - Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock also hinges on whether the instrument is indexed to an entity's own stock. A non–derivative instrument that is not indexed to an entity's own stock cannot be classified as equity and must be accounted for as a liability.

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

In valuing the derivative liabilities, w made the following assumptions:

•	The underlying stock price was used as the fair value of the common stock $0.02 – as of 12/31/15;
•	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility;
•	The stock projections are based on the Company historical annual volatilities using the term remaining for each Note and Valuation date and ranged from 311-338%.
•	An event of default would occur 0% of the time, increasing .50% per month to a maximum of 5.0%;
•	Capital raising events would occur quarterly at $150,000 per quarter through 2017 with potential dilutive resets for the Notes;
•	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.
•	The Holder would redeem based on availability of alternative financing, 0% of the time increasing 0% monthly to a maximum of 0%;
•	The Holder would convert the note starting after 12 months to maturity (18 months from issuance) assuming the company was not in default subject to trading volume limits.

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

At each reporting date, we determine the fair market value for each derivative associated with each of the eight above instruments. At December 31, 2015, we determined the fair value of these derivatives were $23,812. We therefore included the difference in the Statement of Operations as "Change in Fair Value of Derivatives".

Short-term notes payable

During the year ended December 31, 2015, we inherited three short-term notes upon our May 21, 2015 reverse merger with Roadships Holdings, Inc. whose aggregate value at December 31, 2015 is $16,025.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2014	$-
Changes due to new issuances	5,930

Changes due to adjustments to fair value	17,882
Balance, December 31, 2015	$23,812

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	12/31/15	12/31/14
Net operating loss carry-forward	$1,109,259	$116,103

Deferred tax asset at 39%	432,611	45,280
Valuation allowance	(432,611)	(45,280)
Net deferred tax asset	$-	$-

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

Note 9 – Subsequent Events

On January 8, 2016, we entered into a material definitive agreement to acquire 100% of the member interest in Photosweep, LLC, an Arizona limited liability company. Photosweep is the developer and operator of a software application for mobile devices that allows each user to order prints of digital photographs on the user's mobile device to be delivered at such date and location in the United States that the user may specify. Total consideration paid by the Registrant for the Acquisition consists of $39,000 and 13 million shares of the Registrant's common stock. We closed on the transaction on January 15, 2016.

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

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.

As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of May 26, 2016, the directors and executive officers and their positions, are as follows:

Name	Age	Position
Michael Nugent	53	Director
Robert McClelland	62	Director and Corporate Secretary
Patrick Greene	48	Director and Executive Vice President
Jon Leonard	75	Chairman, Director, CEO and CFO
Matthew Staker	57	Director

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

Board of Directors and Committees

At December 31, 2015, our Board of Directors presently consisted of five members: Michael Nugent, Robert McClelland, Patrick Greene, Dr. Jon Leonard and Matthew Staker. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions, and provide that the Board of Directors may be expanded by Board action. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2015 and 2014, to our Chief Executive Officer, our former Chief Financial Officer (retired since January, 2014), our Executive Vice President and our Corporate Secretary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Dr. Jon Leonard	2015	$-	$-	$-
CEO and CFO	2014	-	-	-

Robert McClelland	2015	-	-	-
Corporate Secretary	2014	-	-	-

Patrick Greene	2015	-	-	-
Executive Vice President	2014	-	-	-

Narrative to Summary Compensation Table

Employment Agreements of Named Executive Officers

The Company has no compensation agreements with any of the Named Officers.

Long-term Incentive Plans

We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2015.

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

Potential Payments Upon Termination or Change of Control

We do not, as of December 31, 2015, have any material terms, contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO's responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2014.

Director Compensation Table (2014)

Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity deferred comp. earnings	Non-qualified deferred comp. earnings	All other	Total

Michael Nugent	$1	$-	$-	$-	$-	$-	$-
Robert McClelland	$1	-	-	-	-	-	-
Patrick Greene	$1	-	-	-	-	-	-
Jon Leonard	$-	-
Matthew Staker	$-	-

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

Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class (1)

Jon Leonard	1846 E. Innovation Park Drive	1,387,829,545	46.5%
	Oro Valley, AZ 85755
Micheal Nugent	1846 E. Innovation Park Drive	622,797,797	20.8%
	Oro Valley, AZ 85755
Matthew Staker	1846 E. Innovation Park Drive	346,957,386	11.6%
	Oro Valley, AZ 85755
Robert McClelland	1846 E. Innovation Park Drive	8,403,524	0.3%
	Oro Valley, AZ 85755
Patrick Greene	1846 E. Innovation Park Drive	2,093,080	0.1%
	Oro Valley, AZ 85755

_____________

(1)	Applicable percentage owned is based on 2,987,633,430 shares outstanding at December 31, 2015.

(2)	Includes shares owned by legal entities controlled by our officers and directors. Also includes shares owned by individuals related to our officers and directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the years ended December 31, 2015 and 2014, certain related parties made cash payments to the Company and the Company made cash payments to the related parties (see Note 4 to the financial statements).

On December 9, 2014, we redeemed the 39,312 shares of Series B Convertible Preferred Stock issued in 2013 to our Chief Executive Officer, by issuing a promissory note in the amount of $98,281 (see Note 4 to the financial statements).

Director Independence

During the year ended December 31, 2015, Dr. Jon Leonard, Michael Nugent, Matthew Staker, Robert McClelland and Patrick Greene served as our directors.

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

Audit and Review Fees. We paid M&K, CPAS, PLLC for audit and review fees of $16,200 for 2015 and $12,800 for 2014.

Tax Fees. We have not paid any money for tax related services.

All Other Fees. We have not paid any money for audit related fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

Item 15. Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Roadships Holdings, Inc. filed as exhibit 3.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
3.2	Bylaws of Roadships Holdings, Inc. filed as exhibit 3.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference.
21.1	Subsidiaries of the registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. section 1350)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc.

Date: July 5, 2016	By:	/s/ Jon N. Leonard
Jon N. Leonard
Chairman and Chief Executive Officer Chief Financial Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Dr. Jon Leonard
Dr. Jon Leonard	Date: July 5, 2016
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ Patrick Greene
Patrick Greene	Date: July 5, 2016
Director and Executive Vice President

/s/ Robert McClelland
Robert McClelland	Date: July 5, 2016
Director and Corporate Secretary

/s/ Micheal Nugent
Micheal Nugent	Date: July 5, 2016
Director

/s/ Matthew Staker
Matthew Staker	Date: July 5, 2016
Director

