Form 10-Q
period 2016-03-31
TAUTACHROME INC.
filed 2016-09-15
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of September 14, 2016, was 3,000,633,430.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

	3/31/2016	12/31/2015
ASSETS
Current assets:
Cash	$26,531	$15,428
Prepaid expenses	3,564	-
Total current assets	30,095	15,428

Non-current assets:
Intangible assets, net of accumulated amortization of $27,249 and $0 as of March 31, 2016 and December 31, 2015, respectively	365,351	-
TOTAL ASSETS	$395,446	$15,428

LIABILITIES
Accounts payable and accrued expenses	$206,501	$181,275
Bank overdraft	89	89
Accounts payable - related party	638	722
Accrued interest - related party	7,672	6,637
Loans from related parties	101,868	80,108
Convertible notes payable - related party	22,160	22,160
Short-term convertible notes payable, net of discounts of $53,660 and $0 at March 31, 2016 and December 31, 2015, respectively	569,342	409,456
Short-term notes payable	16,860	16,025
Derivative liability	-	23,812
Total current liabilities	925,130	740,284
Long-term convertible notes payable, net of discounts of $50,085 and $5,052, respectively	18,415	104,948
Total non-current liabilities	18,415	104,948
TOTAL LIABILITIES	943,545	845,232

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value. Four billion shares authorized. 3,000,633,430 and 2,987,633,430 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	30,006	29,876
Additional paid in capital	2,149,237	1,539,442
Accumulated deficit	(2,774,880)	(2,480,423)
Effect of foreign currency exchange	47,538	81,301
TOTAL STOCKHOLDERS' DEFICIT	(548,099)	(829,804)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$395,446	$15,428

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING EXPENSES
General and administrative	$123,595	40,691
Depreciation, depletion and amortization	27,249	-
Total operating expenses	150,844	40,691

Operating loss	(150,844)	(40,691)

OTHER INCOME / (EXPENSE)
Interest expense	(143,613)	(438)
Total other	(143,613)	(438)

Net loss	$(294,457)	$(41,129)

OTHER COMPREHENSIVE LOSS
Effect of foreign currency exchange	(33,763)	-
Net comprehensive loss	$(328,220)	$(41,129)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding	2,998,490,573	1,787,285,368

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

(Formerly Roadships Holdings, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, 12/31/14	1,184,906,041	$11,848	$1,441,712	$26,667	$-	$(1,485,038)	$(4,811)

Shares issued for services	6,156,179	62	73,539	(26,667)			46,934
Effect of reverse merger, May 21, 2015	1,796,571,210	17,966	(389,267)				(371,301)
Imputed interest	-		7,504				7,504
Effect of foreign currency exchange	-				81,301		81,301
Beneficial conversion feature of convertible notes	-		405,954				405,954
Net loss	-					(995,385)	(995,385)
Balance, 12/31/15	2,987,633,430	$29,876	$1,539,442	$-	$81,301	$(2,480,423)	$(829,804)

Acquisition of Photosweep, LLC	13,000,000	130	353,470				353,600
Beneficial conversion feature of convertible notes			234,533				234,533
Effect of debt modifications			18,760				18,760
Imputed interest			3,032				3,032
Effect of foreign currency exchange					(33,763)		(33,763)
Net loss						(294,457)	(294,457)
Balance, 3/31/16	3,000,633,430	$30,006	$2,149,237	$-	$47,538	$(2,2774,880)	$(548,099)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(294,457)	$(41,129)
Depreciation, depletion and amortization	27,249
Stock-based compensation	-	35,638
Amortization of discounts on notes payable	130,788	-
Imputed interest	3,032	-

Changes in operating assets and liabilities:
Prepaid expenses	(3,564)	-
Accounts payable and accrued expenses	47,588	(5,016)
Accounts payable - related party	951	-
Net cash used in operating activities	(88,413)	(10,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Photosweep, LLC	(39,000)	-
Net cash used in investing activities	(39,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	150,518	-
Cash proceeds from related-party loan	30,078	(1,500)
Principal payments on related party loans	(8,317)	-
Net cash provided by financing activities	172,279	(1,500)

Effect of foreign exchange transactions	(33,763)	-

Net increase/(decrease) in cash	11,103	(12,007)
Cash and equivalents - beginning of period	15,428	23,705
Cash and equivalents - end of period	$26,531	$11,698

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$239,533	$-
Common stock for Photosweep acquisition	$353,600	$-
Note modification	$23,812	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

(Formerly Roadships Holdings, Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

Note 1 – Organization and Nature of Business

History

Tautachrome, Inc. (formerly Roadships Holdings, Inc.) was formed in Delaware on June 5, 2006 as Caddystats, Inc. (Tautachrome, Inc. and hereinafter be collectively referred to as “Tautachrome”, the “Company”, “we’ or “us”).

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2016. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2015, as reported in Form 10-K filed with the Securities and Exchange Commission on July 5, 2016.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At March 31, 2016 and December 31, 2015, we had $22,273 and $3,648 Australian Dollars, respectively ($17,069 and $2,657 US Dollars, respectively) deposited into Australian banks.

Long-Lived Assets, Intangible Assets and Impairment

In accordance with U.S. GAAP, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2016 and 2015 as the effect of our potential common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

Note 3 – Going Concern

We have not begun our core operations in the technology industry and have not yet acquired the assets to enter this markets and we will require additional capital to do so. There is no guarantee that we will acquire the capital to procure the assets to enter this markets or, upon doing so, that we will generate positive cash flows from operations. Substantial doubt exists as to Tautachrome’s ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the three months ended March 31, 2016, we had the following transactions with the Twenty Second Trust (the “Trust”), the trustee of whom is Tamara Nugent, the wife of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $30,078 in cash loans to pay operating expenses and repaid $8,317 of principal.

•	We accrued $1,035 of interest

•	The 22nd Trust paid certain operating costs on our behalf totaling $19,840 out of convenience of which $13,636 remained unreimbursed as of March 31, 2016.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

The outstanding balance due to the 22nd Trust at March 31, 2016 is $19,440 and $7,672, respectively, for principal and interest. At December 31, 2015, the outstanding balances were $80,108 and $6,637, respectively.

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard ("Jon") under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. The outstanding loan amount at March 31, 2016 and December 31, 2015 is $22,160.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan an imputed interest expense of $437 was recorded as additional paid-in capital for the three months ended March 31, 2016. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

On September 18, 2015, we entered into an agreement with Novagen Ingenium Inc, a Nevada corporation (“Novagen”) under which we agreed to sell to Novagen all of the transportation assets of Roadships which had, at the time of the exchange, carrying values of zero, for 2,000,000 shares of Novagen common stock. Shares of Novagen’s common stock are quoted under the symbol “NOVZ” on the OTC Pink operated by OTC Markets Group, Inc. Novagen’s controlling shareholder is Micheal Nugent who is on our Board of Directors and is a major shareholder. Since the shares represent a transaction with a related party, we recorded the value of these shares at zero.

On August 9, 2015, we issued a $5,000 convertible promissory note to the brother of our Board Chairman and Chief Executive Officer in return for cash. The terms of this note are provided in Note 7, subheading “Convertible Notes Payable”.

Note 5 – Capital

At March 31, 2016 and December 31, 2015, we had 3,000,633,430 and 2,987,633,430 common shares issued and outstanding, respectively, from a total of four billion authorized.

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

As described in Note 6, on January 15, 2016 we issued 13 million shares to acquire all of the members’ interests in Photosweep, LLC. We valued the common stock at the grant date fair value, and included this amount in our acquisition cost of $353,600, or $0.027 per share.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the three months ended March 31, 2016, we imputed $3,032 of such interest. We imputed $7,504 of such interest during the year ended December 31, 2015.

Beneficial Conversion Features

As discussed in Note 7, we issued certain promissory notes in Australia and the United States containing beneficial conversion features, and we modified existing promissory notes in the United States which resulted in additional beneficial conversion features. These new issuances and modifications resulted in an increase to Additional Paid in Capital of $118,758. We recorded $405,954 of such beneficial conversion features during the year ended December 31, 2015.

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

There are no Series A or B Convertible Preferred Stock outstanding at March 31, 2016 or December 31, 2015.

Note 6 – Business Combination and Acquisitions

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

A summary of pro-forma financial information for the three months ended March 31, 2016 and 2016 are as follows:

	Three Months Ended March 31,
	2016	2015
Total assets	$395,446	$19,254
Total liabilities	943,545	329,099
Total stockholders' deficit	(548,099)	(309,845)
Net loss	(294,457)	(123,269)
Other comprehensive income (loss)	(33,763)	5,847
Net comprehensive loss	(328,220)	(117,422)
Weighted average shares outstanding (basic and diluted)	2,998,490,573	2,987,633,430
Net loss per share (basic and diluted)	(0.00)	(0.00)

Sale of Roadships Holdings’ Assets

On September 18, 2015, we entered into an agreement with Novagen Ingenium Inc, a Nevada corporation (“Novagen”) under which we agreed to sell to Novagen all of the transportation assets of Roadships which had, at the time of the exchange, carrying values of zero, for 2,000,000 shares of Novagen common stock. Shares of Novagen’s common stock are quoted under the symbol “NOVZ” on the OTC Pink operated by OTC Markets Group, Inc. Novagen’s controlling shareholder is Micheal Nugent who is on our Board of Directors and is a major shareholder. Since the shares represent a transaction with a related party, we recorded the value of these shares at zero.

The description of the terms and conditions of the Share Exchange Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the terms of the Share Exchange Agreement, which is filed as Exhibit 10.1 to Form 8-K filed with Commission on September 21, 2015 and is herein incorporated by reference.

The sale of these assets to Novagen was completed on September 18, 2015. As a result, Novagen has acquired all of the Transport Assets and we have exited the transport and shipping business. Management intends to focus all the resources of the registrant on the development and commercialization of its smartphone imaging technology.

Acquisition of Photosweep, LLC.

On January 15, 2016, we acquired all of the members’ interests of Photosweep, LLC (“Photosweep”), an Arizona limited liability company.

Under the terms of the Acquisition, the Registrant paid $39,000 and issued 13 million shares of its common stock to acquire all the members’ interests in Photosweep from Jeremy Snyder, Sara Snyder, Richard and Candice Snyder, Quazar Enterprises Limited and Carrington Capital Group Limited.

We valued the common stock at the grant date fair value, and recorded an acquisition cost of $353,600, or $0.027 per share. We are currently amortizing these costs over a three year period and will evaluate the asset for impairment at year end once we determine the nature and scope of the revenue-generation potential of Photosweep. For the three months ended March 31, 2016, we amortized $27,249 of this intangible asset to expenses.

Note 7 – Debt

Our debt in certain debt categories went from $632,697 at December 31, 2015 to $728,645 at March 31, 2016 as follows:

	12/31/15	03/31/16

Loans from related parties	$80,108	$101,868
Convertible notes payable, related party	22,160	22,160
Short-term convertible notes payable	409,456	623,002
Discounts on short-term convertible notes payable	-	(53,660)
Short-term notes payable	16,025	16,860
Long-term convertible notes payable	110,000	68,500
Discounts on long-term convertible notes payable	(5,052)	(50,085)
Totals	$632,697	$728,645

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the three months ended March 31, 2016, we imputed $3,032 of such interest. We imputed $7,504 of such interest during the year ended December 31, 2015.

Loans from related parties

Loans from related parties went from $80,108 at December 31, 2015 to $101,868 at March 31, 2016, for an increase of $21,760. We borrowed $7,170 in cash from the 22nd Trust. In addition, the 22nd Trust paid certain costs on our behalf out of convenience of which $12,270 remained unreimbursed as of March 31, 2016. Finally, we recorded a foreign exchange adjustment of $473 to that account at March 31, 2016.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard (“Jon”) under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. At March 31, 2016, principal due on this loan was $22,160. We evaluated this instrument for the existence of a beneficial conversion feature and determined that none existed.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan an imputed interest expense of $437 was recorded as additional paid-in capital for the three months ended March 31, 2016. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

Short-Term Convertible notes payable

Short-term convertible notes payable went from $409,456 to $623,002, for an increase of $213,546.

During the three months ended March 31, 2016, we borrowed AU$172,500 (about US$128,832) from 15 accredited investors in Australia. These promissory notes can be converted into shares of our common stock at the rate of AU$0.01 per share. These notes are callable by the maker at any time and bear interest at 5%. We evaluated these notes for beneficial conversion features and calculated a value of $118,758, all of which has been immediately expensed as interest expense as the notes are due on demand.

At March 31, 2015, we had outstanding 105 such Australian convertible promissory notes, all of which have the same interest and conversion provisions. The aggregate unpaid principal on these instruments at March 31, 2015 and December 31, 2015 was $734,633 and $562,133, respectively. These instruments can convert into a maximum of 73,463,300 shares. No cash interest or principal payments have made, nor have any debt balances been converted to equity as of March 31, 2015. We accrued an aggregate of $4,749 in interest on these notes for the three months ended March 31, 2016. At that date, accumulated, unpaid interest amounted to $9,440.

We reclassified $60,000 of unpaid principal on seven convertible promissory notes from long-term to short-term as their maturity dates are less than one year from the balance sheet date.

Finally, we recorded a foreign exchange loss to Other Comprehensive Income in the amount of $33,763.

For the three months ended March 31, 2016, we amortized $130,788 of debt discounts to interest expense.

Long-Term Convertible Notes Payable

Long-term convertible notes payable went from $110,000 to $68,500, for a decrease of $41,500.

During the three months ended March 31, 2016, we borrowed $18,500 from three accredited investors in the United States. These notes bear interest at 5% and are due eighteen months from the date of the note (all of which mature during the first quarter of 2017). These three new promissory notes contain conversion privileges which vary depending upon the note date, but they may convert into an aggregate of 1,196,129 shares. We evaluated these promissory notes for beneficial conversion features and determined that they contain such features with a value of $5,776 which are being accounted for as a debt discount.

On January 1, 2016, we re-negotiated the eight U.S.-Dollar-denominated promissory notes that were outstanding at December 31, 2015, in order to remove the ratchet provisions which required that we account for those provisions as a derivative liability. The fair value of the derivative liability was the same at January 1, 2016 as it was on December 31, 2015 which was $23,812.

However, in so renegotiating, we granted the creditors new, lower conversion prices, which resulted in new debt discounts of $110,000.

One of the seven accredited investors included in the above paragraph is the brother of our Board Chairman and Chief Executive Officer, Dr. Jon Leonard. This $5,000 related-party convertible promissory note is dated August 9, 2015, matures on February 26, 2017, pays interest at 5%, and may convert into 1,020,408 common shares.

During the three months ended March 31, 2016, we also reclassified $60,000 of long-term convertible debt to short-term as their maturity dates are less than one year from the balance sheet date.

For the three months ended March 31, 2016, we amortized $5,691 of long-term debt discounts to interest expense.

The maximum aggregate amount of shares into which all convertible debt, long-term and short, may convert into common shares is 111,029,000.

Short-term notes payable

Short-term notes payable increased from $16,025 to $16,860 which was all due to foreign exchange effect.

Derivative liability

The above-referenced eight convertible promissory notes issued during the year ended December 31, 2015 (and which were re-negotiated on January 1, 2016) were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability.

Derivative financial instruments should be recorded as liabilities in the consolidated balance sheet and measured at fair value. For purposes of this engagement and report, we utilized fair value as the basis for formulating our opinion which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59–60.

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

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts, through December 31, 2015, using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on these seven instruments range from 5.0% to 10.6%.

At each reporting date, we determine the fair market value for each derivative associated with each of the seven above instrument. At December 31, 2015, we determined the fair value of these derivatives were $23,812. We therefore included the difference in the Statement of Operations as “Change in Fair Value of Derivatives” for the year ended December 31, 2015.

On January 1, 2016, we re-negotiated these notes with the creditors in order to remove the provisions in the notes which caused the derivative liability, namely the ratchet provisions which stipulate that the creditor may adjust the conversion price based on prices granted in subsequent capital raises. In re-negotiating this contract provision, we granted the creditors new conversion prices instead of the ratchet provisions. We therefore removed the derivative liability at December 31, 2015 on January 1, 2016 (whose one-day difference did not result in a change in fair value), and recorded an increase to Additional Paid in Capital of $18,760.

Changes in derivative liabilities for the year ended December 31, 2015 and the three months ended March 31, 2016 are as follows:

	12/31/15	03/31/16
Beginning Balance	$-	23,812
New issuances	5,930	-
Retirements	-	(23,812)
Changes in fair value	17,882	-
Ending balance	$23,812	$-

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	03/31/16	12/31/15

Net operating loss carry-forward	1,400,683	1,109,259

Deferred tax asset at 39%	$546,266	$432,611
Valuation allowance	(546,266)	(432,611)
Net future income taxes	$-	$-

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

Results of Operations - Three months ended March 31, 2016 versus 2015

We had general and administrative expenses of $123,595 for the three months ended March 31, 2016 versus $40,691 for the same period in 2015. The increase is due to the combination of Tautachrome in 2016 whereas general and administrative expenses in 2015 include only Click Evidence, Inc.

As discussed in Note 6 to the financial statements, we amortized $27,249 of the acquisition cost of Photosweep to income during the three months ended March 31, 2016. We had no such amortization in the previous year.

Interest expense increased from $438 in the three months ended March 31, 2015 to $267,014 during the same period in 2016. The increase is due to the inclusion of debts from Tautachrome which are not included in 2014.

During the three months ended March 31, 2016, we had Other Comprehensive Loss of $33,763 arising from the translation of the Australian Dollar to the United States Dollar. We had no such item in the previous year.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has $26,531 in cash and liabilities totaling $943,545. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at March 31, 2016 and December 31, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Plan of Operation

Our immediate term plans for operations is discussed extensively in Item 7 – Management’s Discussion and Analysis or Plan of Operation included in our Form 10-K as of December 31, 2015, filed with the Commission on July 5, 2016 and is herein incorporated by reference.

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

Based upon the evaluation of our  officers and directors of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: September 15, 2016	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

