Form 10-Q
period 2016-06-30
TAUTACHROME INC.
filed 2016-09-23
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of September 19, 2016, was 3,000,633,430.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

	6/30/2016	12/31/2015
ASSETS
Current assets:
Cash	$1,729	$15,428
Prepaid expenses	3,564	-
Total current assets	5,293	15,428

Non-current assets:
Intangible assets, net of accumulated amortization of $59,517 and $0 as of June 30, 2016 and December 31, 2015, respectively	333,083	-
TOTAL ASSETS	$338,376	$15,428

LIABILITIES
Accounts payable and accrued expenses	$224,896	$181,275
Bank overdraft	89	89
Accounts payable - related party	638	722
Accrued interest - related party	9,517	6,637
Loans from related parties	113,806	80,108
Convertible notes payable - related party	63,160	22,160
Short-term convertible notes payable, net of discounts of $88,439 and $0 at June 30, 2016 and December 31, 2015, respectively	581,951	409,456
Short-term notes payable	16,335	16,025
Derivative liability	-	23,812
Total current liabilities	1,010,392	740,284

Long-term convertible notes payable, net of discounts of $4,551 and $5,052 at June 30, 2016 and December 31, 2015 respectively	13,949	104,948
Total non-current liabilities	13,949	104,948
TOTAL LIABILITIES	1,024,341	845,232

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value. Four billion shares authorized. 3,000,633,430 and 2,987,633,430 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	30,006	29,876
Additional paid in capital	2,165,940	1,539,442
Accumulated deficit	(2,946,674)	(2,480,423)
Effect of foreign currency exchange	64,763	81,301
TOTAL STOCKHOLDERS' DEFICIT	(685,965)	(829,804)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$338,376	$15,428

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative	$223,380	210,456	$99,785	171,765
Depreciation, depletion and amortization	59,517	269	32,268	269
Total operating expenses	282,897	210,725	132,053	172,034

Operating loss	(282,897)	(210,725)	(132,053)	(172,034)

OTHER INCOME / (EXPENSE)
Interest expense	(183,354)	(4,618)	(39,741)	(4,180)
Total other	(183,354)	(4,618)	(39,741)	(4,180)
Net loss	$(466,251)	$(215,343)	$(171,794)	$(176,214)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(16,538)	65,565	17,225	65,565
Net comprehensive loss	$(482,789)	$(149,778)	$(154,569)	$(110,649)

Net loss per common share - basic and diluted	$-	$-	$-	$-
Weighted average shares outstanding	2,999,562,001	2,987,633,430	3,000,633,430	2,987,633,430

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)

Balance, 12/31/14	1,184,906,041	$11,848	$1,441,712	$26,667	$-	$(1,485,038)	$(4,811)

Shares issued for services	6,156,179	62	73,539	(26,667)			46,934
Effect of reverse merger, May 21, 2015	1,796,571,210	17,966	(389,267)				(371,301)
Imputed interest	-		7,504				7,504
Effect of foreign currency exchange	-				81,301		81,301
Beneficial conversion feature of convertible notes	-		405,954				405,954
Net loss	-					(995,385)	(995,385)
Balance, 12/31/15	2,987,633,430	$29,876	$1,539,442	$-	$81,301	$(2,480,423)	$(829,804)

Acquisition of Photosweep, LLC	13,000,000	130	353,470				353,600
Beneficial conversion feature of convertible notes			249,054				249,054
Effect of debt modifications			18,760				18,760
Imputed interest			5,214				5,214
Effect of foreign currency exchange					(16,538)		(16,538)
Net loss						(466,251)	(466,251)
Balance, 6/30/16	3,000,633,430	$30,006	$2,165,940	$-	$64,763	$(2,946,674)	$(685,965)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(466,251)	$(215,343)
Depreciation, depletion and amortization	59,517	269
Stock-based compensation	-	46,933
Amortization of discounts on notes payable	141,543	-
Imputed interest	5,214	1,629

Changes in operating assets and liabilities:
Prepaid expenses	(3,564)	(2,000)
Accounts payable and accrued expenses	62,111	(25,850)
Accounts payable - related party	2,796	-
Net cash used in operating activities	(198,634)	(194,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in reverse merger	-	38,719
Purchase of Photosweep, LLC	(39,000)	-
Net cash used in investing activities	(39,000)	38,719

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	165,426	58,775
Proceeds from related-party loan	87,239	17,847
Proceeds from notes payable	-	-
Principal payments on related party loans	(12,192)	-
Net cash provided by financing activities	240,473	76,622

Effect of exchange rate changes on cash and cash equivalents	(16,538)	65,565

Net increase/(decrease) in cash	(13,699)	(13,456)
Cash and equivalents - beginning of period	15,428	23,705
Cash and equivalents - end of period	$1,729	$10,249

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$366
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$249,053	$-
Common stock for Photosweep acquisition	$353,600	$-
Note modification	$23,812	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2016.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2015, as reported in Form 10-K filed with the Securities and Exchange Commission on July 5, 2016.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia.  At June 30, 2016 and December 31, 2015, we had $380 and $3,648 Australian Dollars, respectively ($282 and $2,657 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the six months ended June 30, 2016 and 2015 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the six months ended June 30, 2016, we had the following transactions with the Twenty Second Trust (the “Trust”), the trustee of whom is Tamara Nugent, the wife of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $16,729 in cash loans to pay operating expenses;

•	The 22nd Trust paid expenses on behalf of the Company totaling $21,210;

•	We repaid $6,660 of principal;

•	We accrued $2,188 of interest;

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%.  Principal and interest are callable at any time.  If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

The outstanding balance due to the 22nd Trust at June 30, 2016 is $31,279 and $8,827, respectively, for principal and interest.  At December 31, 2015, the outstanding balances were $80,108 and $6,637, respectively.

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard ("Jon") under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. Jon made $41,000 in loans to the Company during the six months ended June 30, 2016.  The outstanding loan amount at June 30, 2016 and December 31, 2015 is $63,160 and $22,160, respectively.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share.  Also, because this loan is a no-interest loan, an imputed interest expense of $1,552 was recorded as additional paid-in capital for the six months ended June 30, 2016.  The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

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

Note 5 – Capital

At June 30, 2016 and December 31, 2015, we had 3,000,633,430 and 2,987,633,430 common shares issued and outstanding, respectively, from a total of four billion authorized.

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

As described in Note 6, on January 15, 2016 we issued 13,000,000 common shares to acquire all of the members’ interests in Photosweep, LLC.  We valued the common stock at the grant date fair value, and included this amount in our acquisition cost of $353,600, or $0.027 per share.

Imputed Interest

Certain of our promissory notes bear no nominal interest.  We therefore imputed interest expense and increase Additional Paid in Capital.  For the six months ended June 30, 2016, we imputed $5,214 of such interest.  We imputed $7,504 of such interest during the year ended December 31, 2015.

Beneficial Conversion Features

As discussed in Note 7,  we issued certain promissory notes in Australia and the United States containing beneficial conversion features, and we modified existing promissory notes in the United States which resulted in additional beneficial conversion features.  These new issuances and modifications resulted in an increase to Additional Paid in Capital of $249,054.  We recorded $405,954 of such beneficial conversion features during the year ended December 31, 2015.

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

There are no Series A or B Convertible Preferred Stock outstanding at June 30, 2016 or December 31, 2015.

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

The description of the terms and conditions of the Share Exchange Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the terms of the Share Exchange Agreement, which to Form 8-K filed with Commission on September 21, 2015 and is herein incorporated by reference.

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

Under the terms of the Acquisition, the Registrant paid $39,000 and issued 13,000,000 shares of its common stock to acquire all the members’ interests in Photosweep from Jeremy Snyder, Sara Snyder, Richard and Candice Snyder, Quazar Enterprises Limited and Carrington Capital Group Limited.

We valued the common stock at the grant date fair value, and recorded an acquisition cost of $353,600, or $0.027 per share.  We are currently amortizing these costs over a three year period and will evaluate the asset for impairment at year end once we determine the nature and scope of the revenue-generation potential of Photosweep.  For the six months ended June 30, 2016, we amortized $59,517 of this intangible asset to expenses.

Note 7 – Debt

Our debt in certain debt categories went from $632,697 at December 31, 2015 to $789,201 at June 30, 2016 as follows:

	12/31/15	6/30/16

Loans from related parties	$80,108	$113,806
Convertible notes payable, related party	22,160	63,160
Short-term convertible notes payable	409,456	670,390
Discounts on short-term convertible notes payable	-	(88,439)
Short-term notes payable	16,025	16,335
Long-term convertible notes payable	110,000	18,500
Discounts on long-term convertible notes payable	(5,052)	(4,551)
Totals	$632,697	$789,201

Imputed Interest

Certain of our promissory notes bear no nominal interest.  We therefore imputed interest expense and increase Additional Paid in Capital.  For the six months ended June 30, 2016, we imputed $5,214 of such interest.  We imputed $7,504 of such interest during the year ended December 31, 2015.

Loans from related parties

Loans from related parties went from $80,108 at December 31, 2015 to $113,806 at June 30, 2016, for an increase of $33,698.  We borrowed $16,729 in cash from the 22nd Trust.  In addition, the 22nd Trust paid certain costs totaling $22,560 on our behalf out of convenience and we repaid $7,101 to the 22nd Trust.  Finally, we recorded a foreign exchange adjustment of $1,186 to that account at June 30, 2016.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard (“Jon”) under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan.  During the six months ended June 30, 2016, we borrowed $41,000 from Jon.  At June 30, 2016 and December 31, 2015, principal due on this loan was $63,160 and $22,160, respectively.   We evaluated this instrument for the existence of a beneficial conversion feature and determined that none existed.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share.  Also, because this loan is a no-interest loan an imputed interest expense of $1,552 was recorded as additional paid-in capital for the six months ended June 30, 2016.  The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

Short-Term Convertible notes payable

Short-term convertible notes payable went from $409,456 to $670,390, for an increase of $260,934.

During the six months ended June 30, 2016, we borrowed AU$192,600 (about US$141,625) from 19 accredited investors in Australia.  These promissory notes can be converted into shares of our common stock at the rate of AU$0.01 per share.  These notes are callable by the maker at any time and bear interest at 5%.  We evaluated these notes for beneficial conversion features and calculated a value of $133,278, all of which has been immediately expensed as interest expense as the notes are due on demand.

At June 30, 2016, we had outstanding 124 such Australian convertible promissory notes, all of which have the same interest and conversion provisions.  The aggregate unpaid principal on these instruments at June 30, 2016 and December 31, 2015 was $754,733 and $562,133, respectively.  These instruments can convert into a maximum of 80,873,300 shares.  No cash interest or principal payments have made, nor have any debt balances been converted to equity as of June 30, 2015.  We accrued an aggregate of $13,547 in interest on these notes for the six months ended June 30, 2016.  At that date, accumulated, unpaid interest amounted to $19,506.

We reclassified $100,000 of unpaid principal on eight convertible promissory notes from long-term to short-term as their maturity dates are less than one year from the balance sheet date.

Finally, we recorded a foreign exchange loss to Other Comprehensive Income in the amount of $9,309.

For the six months ended June 30, 2016, we amortized $154,839 of debt discounts to interest expense.

Long-Term Convertible Notes Payable

Long-term convertible notes payable went from $110,000 to $18,500, for a decrease of $91,500.

During the six months ended June 30, 2016, we borrowed $18,500 from three accredited investors in the United States.  These notes bear interest at 5% and are due eighteen months from the date of the note (all of which mature during the first quarter of 2017).  These three new promissory notes contain conversion privileges which vary depending upon the note date, but they may convert into an aggregate of 63,489,033 shares.  We evaluated these promissory notes for beneficial conversion features and determined that they contain such features with a value of $5,776 which are being accounted for as a debt discount.

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

During the six months ended June 30, 2016, we also reclassified $100,000 of long-term convertible debt to short-term as their maturity dates are less than one year from the balance sheet date.

For the six months ended June 30, 2016, we amortized $1,224 of long-term debt discounts to interest expense.

The maximum aggregate amount of shares into which all convertible debt, long-term and short, may convert into common shares is 144,362,333.

Short-term notes payable

Short-term notes payable increased from $16,025 to $16,335 which was all due to foreign exchange effect.

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

Changes in derivative liabilities for the year ended December 31, 2015 and the six months ended June 30, 2016 are as follows:

	12/31/15	6/30/16
Beginning Balance	$-	23,812
New issuances	5,930	-
Retirements	-	(23,812)
Changes in fair value	17,882	-
Ending balance	$23,812	$-

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	06/30/16	12/31/15

Net operating loss carry-forward	1,568,845	1,109,259

Deferred tax asset at 39%	$611,850	$432,611
Valuation allowance	(611,850)	(432,611)
Net future income taxes	$-	$-

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

Results of Operations - Six months ended June 30, 2016 versus 2015

We had general and administrative expenses of $223,380 for the six months ended June 30, 2016 versus $210,456 for the same period in 2015, or a 6% increase, mostly due to the operation of our Photosweep subsidiary.

As discussed in Note 6 to the financial statements, we amortized $59,517 of the acquisition cost of Photosweep to income during the six months ended June 30, 2016. We had no such amortization in the previous year.

During the six months ended June 30, 2015 we had only a small amount of depreciation in Polybia Studios on miscellaneous equipment.

Interest expense increased from $4,618 in the six months ended June 30, 2015 to $183,354 during the same period in 2016. The increase is due to the inclusion of debts from Tautachrome which are not included in 2015.

During the six months ended June 30, 2016, we had Other Comprehensive Loss of $16,538 versus a gain of $65,565 during the same period in 2015, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Results of Operations - Three months ended June 30, 2016 versus 2015

We had general and administrative expenses of $99,785 for the three months ended June 30, 2016 versus $171,765 for the same period in 2015, or a 42% decrease. During the second quarter of the previous year, we had expenditures relating to our reverse merger which we did not have in the current year.

We amortized $32,268 of the acquisition cost of Photosweep to expense during the three months ended June 30, 2016. We had no such amortization in the previous year.

During the three months ended June 30, 2016, we had only a small amount of depreciation in Polybia Studios on miscellaneous equipment.

Interest expense increased from $4,180 in the three months ended June 30, 2015 to $39,741 during the same period in 2016. The increase is due to the inclusion of debts from Tautachrome which, in the current year accrued interest for a full six months, but for 2015 only accrued interest from the point of the reverse merger (May 21, 2015) to June 30, 2015.

During the three months ended June 30, 2016, we had Other Comprehensive Gain of $17,225 versus a gain of $65,565 during the same period in 2015, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has $1,729 in cash and liabilities totaling $1,024,341.  We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2016 and December 31, 2015.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: September 23, 2016	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

