Form 10-Q
period 2016-09-30
TAUTACHROME INC.
filed 2016-11-02
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2016, was 3,000,633,430.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

	9/30/2016	12/31/2015
ASSETS
Current assets:
Cash	$6,706	$15,428
Total current assets	6,706	15,428

Non-current assets:
Intangible assets, net of accumulated amortization of $92,862 and $0 as of September 30, 2016 and December 31, 2015, respectively	299,738	-
TOTAL ASSETS	$306,444	$15,428

LIABILITIES
Accounts payable and accrued expenses	$247,516	$181,275
Bank overdraft	101	89
Accounts payable - related party	14,451	722
Accrued interest - related party	10,057	6,637
Loans from related parties	98,171	80,108
Convertible notes payable - related party	69,160	22,160
Short-term convertible notes payable, net of discounts of $72,023 and $0 at September 30, 2016 and December 31, 2015, respectively	674,184	409,456
Short-term notes payable	16,804	16,025
Short-term portion of long-term debt	10,897	-
Derivative liability	-	23,812
Total current liabilities	1,141,341	740,284

Long-term convertible notes payable, net of discounts of $0 and $5,052, respectively	16,650	104,948
Long-term notes payable	22,469	-
Total non-current liabilities	39,119	104,948

TOTAL LIABILITIES	1,180,460	845,232

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value. Four billion shares authorized. 3,000,633,430 and 2,987,633,430 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	30,006	29,876
Additional paid in capital	2,171,381	1,539,442
Accumulated deficit	(3,121,699)	(2,480,423)
Effect of foreign currency exchange	46,296	81,301

TOTAL STOCKHOLDERS' DEFICIT	(874,016)	(829,804)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$306,444	$15,428

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative	$325,442	430,907	$102,062	220,451
Depreciation, depletion and amortization	92,862	807	33,345	538
Total operating expenses	418,304	431,714	135,407	220,989
Operating loss	(418,304)	(431,714)	(135,407)	(220,989)

OTHER INCOME / (EXPENSE)
Interest expense	(222,972)	(55,330)	(39,618)	(50,712)
Change in value of derivative	-	(3,960)	-	(3,960)
Total other	(222,972)	(59,290)	(39,618)	(54,672)
Net loss	$(641,276)	$(491,004)	$(175,025)	$(275,661)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(35,005)	138,598	(18,467)	73,033
Net comprehensive loss	$(676,281)	$(352,406)	$(193,492)	$(202,628)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	2,999,921,751	2,987,633,430	3,000,633,430	2,987,633,430

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)

Balance, 12/31/14	1,184,906,041	$11,848	$1,441,712	$26,667	$-	$(1,485,038)	$(4,811)

Shares issued for services	6,156,179	62	73,539	(26,667)			46,934
Effect of reverse merger, May 21, 2015	1,796,571,210	17,966	(389,267)				(371,301)
Imputed interest	-		7,504				7,504
Effect of foreign currency exchange	-				81,301		81,301
Beneficial conversion feature of convertible notes	-		405,954				405,954
Net loss	-					(995,385)	(995,385)
Balance, 12/31/15	2,987,633,430	$29,876	$1,539,442	$-	$81,301	$(2,480,423)	$(829,804)

Acquisition of Photosweep, LLC	13,000,000	130	353,470				353,600
Beneficial conversion feature of convertible notes			249,054				249,054
Effect of debt modifications			18,760				18,760
Imputed interest			10,655				10,655
Effect of foreign currency exchange					(35,005)		(35,005)
Net loss						(641,276)	(641,276)
Balance, 9/30/16	3,000,633,430	$30,006	$2,171,381	$-	$46,296	$(3,121,699)	$(874,016)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(641,276)	$(491,004)
Depreciation, depletion and amortization	92,862	807
Stock-based compensation	-	46,934
Change in fair value of derivative	-	3,960
Amortization of discounts on notes payable	177,030	40,912
Imputed interest	10,655	4,611
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,000)
Accounts payable and accrued expenses	120,993	24,022
Accounts payable - related party	17,602	-
Net cash used in operating activities	(222,134)	(371,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in reverse merger	-	38,719
Property, plant and equipment disposals	-	1,806
Purchase of Photosweep, LLC	(39,000)	-
Net cash used in investing activities	(39,000)	40,525

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	223,510	256,122
Principal payments on notes payable	(884)	-
Proceeds from related-party loan	64,791	32,560
Proceeds from notes payable	-	-
Principal payments on related party loans	-	(82,945)
Net cash provided by financing activities	287,417	205,737

Effect of exchange rate changes on cash and cash equivalents	(35,005)	138,598

Net increase/(decrease) in cash	(8,722)	13,102
Cash and equivalents - beginning of period	15,428	23,705
Cash and equivalents - end of period	$6,706	$36,807

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$2,419
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$249,054	$40,912
Discounts due to derivative	-	2,318
Common stock for Photosweep acquisition	353,600	-
Note modification	23,812	-
Note payable for trade payable	34,250	-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2016. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2015, as reported in Form 10-K filed with the Securities and Exchange Commission on July 5, 2016.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At September 30, 2016 and December 31, 2015, we had $0 and $3,648 Australian Dollars, respectively ($0 and $2,657 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine months ended September 30, 2016 and 2015 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the nine months ended September 30, 2016, related parties paid $28,965 in expenses of the company and were reimbursed $15,529. At September 30, 2016 and December 31, 2015, unreimbursed expenses to related parties amounted to $13,814 and $0, respectively.

In addition, we had certain loans from related parties described in Note 7.

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

Note 5 – Capital

At September 30, 2016 and December 31, 2015, we had 3,000,633,430 and 2,987,633,430 common shares issued and outstanding, respectively, from a total of four billion authorized.

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

As further discussed in Note 7, on January 1, 2016, we re-negotiated certain convertible promissory notes with certain creditors in order to remove the provisions in the notes which caused the derivative liability. We recorded this renegotiation by removing the derivative liability at December 31, 2015 and recording an increase to Additional Paid in Capital of $18,760.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the nine months ended September 30, 2016, we imputed $10,655 of such interest. We imputed $7,504 of such interest during the year ended December 31, 2015.

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

Preferred Stock

On November 2, 2015, the Company amended its Articles of Incorporation to remove previously-existing Series A and Series B shares, and to increase the “blank check” authorized preferred shares to 100,000,000. There are no preferred shares issued or outstanding at September 30, 2016 or December 31, 2015.

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

We valued the common stock at the grant date fair value, and recorded an acquisition cost of $353,600, or $0.027 per share. We are currently amortizing these costs and the cash paid (for a total of $392,600) over a three year period and will evaluate the asset for impairment at year end once we determine the nature and scope of the revenue-generation potential of Photosweep. For the nine months ended September 30, 2016, we amortized $92,862 of this intangible asset to expenses.

Note 7 – Debt

Our debt in certain debt categories went from $632,697 at December 31, 2015 to $908,335 at September 30, 2016 as follows:

	12/31/15	9/30/16

Loans from related parties	$80,108	$98,171
Convertible notes payable, related party	22,160	69,160
Short-term convertible notes payable	409,456	746,207
Discounts on short-term convertible notes payable	-	(72,023)
Short-term portion of long-term debt	-	10,897
Short-term notes payable	16,025	16,804
Long-term notes payable	-	22,469
Long-term convertible notes payable	110,000	16,650
Discounts on long-term convertible notes payable	(5,052)	-
Totals	$632,697	$908,335

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the nine months ended September 30, 2016, we imputed $10,655 of such interest. We imputed $7,504 of such interest during the year ended December 31, 2015.

Loans from related parties

Loans from related parties went from $80,108 at December 31, 2015 to $98,171 at September 30, 2016, for an increase of $18,063. We borrowed $17,634 in cash from the 22nd Trust and we recorded a foreign exchange adjustment of $429 to that account as of September 30, 2016.

Loans from related parties consist of proceeds received either from the Twenty Second Trust (the “Trust”), the trustee of whom is Tamara Nugent, the wife of our major shareholder and former Chief Executive Officer, Micheal Nugent or from Dr. Jon Leonard our Chief Executive Officer and Board Chairman.

According to our agreement with Mr. Nugent on behalf of the Trust, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

The outstanding balance due to the 22nd Trust at September 30, 2016 is $98,171 and $10,057, respectively, for principal and interest. At December 31, 2015, the outstanding balances were $80,108 and $6,637, respectively.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard (“Jon”) under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. During the nine months ended September 30, 2016, we borrowed $47,000 from Jon. At September 30, 2016 and December 31, 2015, principal due on this loan was $69,160 and $22,160, respectively. We evaluated this instrument for the existence of a beneficial conversion feature and determined that none existed.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan an imputed interest expense of $2,879 was recorded as additional paid-in capital for the nine months ended September 30, 2016. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

Convertible notes payable

Convertible notes payable at December 31, 2015 and September 30, 2016 and their classification into long-term and short-term were as follows:

	12/31/15	9/30/16
Long-term and short-term combined
Unpaid principal	$519,456	$762,857
Discounts	(5,052)	(72,023)
Convertible notes payable, net	$514,404	$690,834

Classified as short-term
Unpaid principal balance	$409,456	$746,207
Discounts	-	(72,023)
Convertible notes payable - short-term, net	$409,456	$674,184

Classified as long-term
Unpaid principal balance	$110,000	$16,650
Discounts	(5,052)	-
Convertible notes payable - long-term, net	$104,948	$16,650

Convertible promissory notes issued in Australia

During the nine months ended September 30, 2016, we received AU$246,600 (US$183,872) of proceeds upon the issuance of twenty two new promissory notes. We added these to the eighty seven already-existing promissory notes at December 31, 2015.

All one hundred nine of these convertible notes issued in Australia have the same provisions:

•	They convert to common stock at AU$0.01 per share

•	They are callable by the maker at any time

•	They bear interest at 5%.

We evaluated the new Australian notes for beneficial conversion features and calculated a value of $133,278, all of which has been immediately expensed as interest expense as the notes are due on demand. These Australian convertible notes can convert into an aggregate of 80,873,300 common shares. In addition, we accrued $21,229 of interest expense on the Australian convertible notes.

Convertible promissory notes issued in the United States

During the nine months ended September 30, 2016, we issued four new promissory notes in the United States with total proceeds of $35,150. We added this to the eight such notes existing at December 31, 2015. All twelve of the promissory notes written in the United States bear interest at 5%, and contain conversion privileges which vary depending upon the date issued, but they may convert to an aggregate of 65,247,217 common shares.

One of the convertible promissory notes issued in the United States is to one investor who has committed to funding $50,000, but as of September 30, 2016, had only contributed $16,650. We fully expect this investor to fund the remainder of the obligation under this note, but to date, we have only considered amounts actually contributed as liabilities subject to interest and beneficial conversion feature calculations. The note is due November 27, 2018, bears interest at 5% (with a rate due after maturity of 10%).

We evaluated the four new notes for beneficial conversion features and calculated a value of $5,776 which we are accounting for as debt discounts.

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

During the nine months ended September 30, 2016, we amortized $43,752 of debt discounts to interest expense and accrued $4,811 of nominal interest.

The aggregate amount of shares that may be issued upon conversion for convertible notes issued in both the United States and in Australia is 146,120,517.

Convertible debt issued in the United States matures as follows:

Quarter ended:
March 31, 2017	$60,000
June 30, 2017	50,000
September 30, 2017	18,500
December 31, 2017	-
March 31, 2018	-
June 30, 2018	-
September 30, 2018	-
December 31, 2018	16,650
Total	$145,150

Short-term portion of long-term debt

As discussed in the Long-term notes payable section of this Note, we converted a trade account payable balance with a consultant in the amount of $34,250 to a three-year amortizing promissory note. The short-term portion of that note which is due in twelve months or less, is $10,897.

Short-term notes payable

Short-term notes payable increased from $16,025 to $16,804 which was all due to foreign exchange effect as of September 30, 2016.

Long-term notes payable

On August 9, 2016, we converted a trade account payable balance with a consultant in the amount of $34,250 to a three-year amortizing promissory note with interest at 5%, but accrues at 18% for amounts in default. As of September 30, 2016, we accrued and paid $143 in interest and paid $884 in principal. The remaining principal balance is presented on the balance sheet in two components: the portion that is due within twelve months ($10,897) and the portion which is due in periods after twelve months ($22,469).

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

Changes in derivative liabilities for the year ended December 31, 2015 and the nine months ended September 30, 2016 are as follows:

	12/31/15	9/30/16
Beginning Balance	$-	23,812
New issuances	5,930	-
Retirements	-	(23,812)
Changes in fair value	17,882	-
Ending balance	$23,812	$-

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	9/30/16	12/31/15

Net operating loss carry-forward	1,739,880	1,109,259

Deferred tax asset at 39%	$678,553	$432,611
Valuation allowance	(678,553)	(432,611)
Net future income taxes	$-	$-

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

Results of Operations - Nine months ended September 30, 2016 versus 2015

We had general and administrative expenses of $325,442 for the nine months ended September 30, 2016 versus $430,907 for the same period in 2015, or a 24% decrease, mostly due to reductions in stock-based compensation and travel costs.

As discussed in Note 6 to the financial statements, we amortized $92,862 of the acquisition cost of Photosweep to expense during the nine months ended September 30, 2016. We had no such amortization in the previous year.

During the nine months ended September 30, 2015 we had $807 of depreciation in Polybia Studios on miscellaneous equipment.

Interest expense increased from $55,330 in the nine months ended September 30, 2015 to $222,972 during the same period in 2016. The increase is due to the inclusion of debts from Tautachrome which are not included in 2015 as well as additional borrowings during the current year.

During the nine months ended September 30, 2016, we had other comprehensive loss of $35,005 versus a gain of $138,598 during the same period in 2015, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $676,281 and $352,406 during the nine months ended September 30, 2016 and 2015 are a result of the above items. The largest components of the change in net comprehensive loss is the $167,642 increase in interest expense and the change in the effect of foreign currency exchange of $173,603.

Results of Operations - Three months ended September 30, 2016 versus 2015

We had general and administrative expenses of $102,062 for the three months ended September 30, 2016 versus $220,451 for the same period in 2015. The decrease is mostly due to decreases in stock-based compensation and travel expenses.

We amortized $33,345 of the acquisition cost of Photosweep to expense during the three months ended September 30, 2016. We had no such amortization in the previous year although we had $538 of depreciation in Polybia Studios on miscellaneous equipment.

Interest expense decreased from $50,712 in the three months ended September 30, 2015 to $39,618 during the same period in 2016. The decrease is mostly due to beneficial conversion features recorded in Australia which were accounted for immediately as expense during the three months ended September 30, 2015 which exceeded the amount recorded in 2016.

During the three months ended September 30, 2016, we had other comprehensive loss of $18,467 versus a gain of $73,033 during the same period in 2015, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $193,492 and $202,628 during the three months ended September 30, 2016 and 2015 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has $6,706 in cash and liabilities totaling $1,180,460. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at September 30, 2016 and December 31, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: November 2, 2016	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

