Form 10-K
period 2016-12-31
TAUTACHROME INC.
filed 2017-04-17
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of 621,593,422 shares held by non-affiliates as of December 31, 2016 is $5,905,138, based on the closing price of our stock on June 30, 2016.

As of February 8, 2017, the registrant had 1,676,032,960 shares of its common stock outstanding.

Documents Incorporated by reference: None.

TAUTACHROME, INC.

FORM 10-K

For the Years Ended December 31, 2016 and 2015

PART I – FINANCIAL INFORMATION

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

All references in this Annual Report to the "Company," "we," "us" or "our" are to Tautachrome, Inc. and our wholly owned subsidiaries.

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

Tautachrome is currently pursuing two avenues of business activity:

1.	KlickZie technology-based business development and monetization, our high focus flagship activity to revolutionize smartphone-based picture and video interaction on the web

2.	Smartphone app development and digital design, our activity to develop and monetize important in-house apps and to generate digital design revenue.

1. KlickZie technology-based business activity

Tautachrome’s patent pending KlickZie technology addresses two major new needs of the internet age.

The first is the need for a way to trust the pictures and videos you see on the web. Right now the trillions of pictures and frames of video on the web are so easily and so often falsified that you can’t trust any of it. There is a giant need for a universally available, downloadable system that turns the everyday pictures and videos we take from our smartphones into something that is completely trustable to any third party seeing it. With such a system two kinds of imagery will suddenly appear on the web: On the one hand imagery whose trustworthiness everybody can be absolutely certain of, and on the other hand all the rest of the imagery which nobody has any idea of its trust worthiness. The KlickZie system aims to satisfy this fundamental need for universal trustability.

Solving the need for trustability also solves a more subtle need that opens the door to an enormous new opportunity. This is the need for people to be able to use pictures and videos on the web to readily and safely interact with each other via the imagery itself. it is frequently the case that when you run across interesting imagery on the web you won’t know anything about it, including who the author is, who else may have seen it, or what others may think or know about it. By allowing people to interact with interesting or important pictures or videos by using the imagery itself as the portal of communication, the system can add the viewpoints and the information offerings of interacting people to the richness of the pictures and videos. This can be carried by the system into the future along with the imagery, as an evolving tapestry of interaction and imagery.

How KlickZie technology works: The KlickZie Activation Platform Consumers will download KlickZie’s free camera upgrade software into their mobile device (iPhone, Android or other smartphone) which thereafter activates the pictures and videos taken by their device using proprietary KlickZie technology. Behind the scenes, the powerful and secure KlickZie software will capture the imagery and all available metadata related to the imaging event, and mark the imagery and its metadata with advanced, highly undetectable KlickZie watermarking technology.

KlickZie Activation KlickZie activation adds a new world of usefulness to ordinary pictures and videos. People who come across an activated picture can communicate with the author of the picture, or with amenable others who have seen the picture or with the data stored in the picture by merely clicking or touching the picture (“touch-to-comm”). The picture itself makes the communication happen. It does not matter where or how you come across an activated picture, you can engage it, interact with it, or share it, just by touching or clicking it.

What happens to an activated picture from its creation onward gets invisibly added to the picture’s data and can be tracked into the future. Activated pictures can answer many questions. For example, in a group photo you could ask: Have any of the people in my contacts list interacted with this picture? Are any of them engaging it right now? Who else besides my contacts have already engaged this picture in some way? Who took it? Where? When?

KlickZie’s activated pictures and videos will also possess the power to be completely trustable in the sense that any third party can be absolutely confident of the authenticity of the imagery because KlickZie pictures and videos will be secured in the KlickZie cloud at their creation where they remain until their creator or owner deletes them.

The upshot is that activation allows effective touch to comm with the authors and viewers of smartphone pictures and videos from every source, and activated pictures and videos can be completely trusted imagery.

Competition

With regard to the internet applications in general, competition is intense. For example, according to Statista by mid-2015 there were more than three million different smartphone applications available to users. In spaces that are this crowded the principal matter of competition is about capturing user mind space, which for a given product consists of elements such as degree of product exposure to users, degree of product apparent desirability, pleasure of product usage, and persisting necessity for the product in a user’s life. These elements of competition are well known to our competitors which include the internet giants Google, Apple, Facebook and Amazon, all of whom have financial resources and operating staffs substantially larger than those of the Company, and all of whom can focus on the optimization of their products towards the same consumer and business arenas upon which we intend to focus.

With regard to KlickZie’s technology for marking, storing and tracking digital imagery, there are many firms who mark, store and track digital imagery. Among these are Digimarc, BatchPhoto, and hirdlight who market such processes for purposes of protecting intellectual property. Although to our knowledge no firm is turning the smartphone into a generally trustable imager or advanced image-based communicator as envisioned here, which requires substantially more talent and development activity than required for marking, storing and tracking digital imagery, there is nothing stopping any firm, particularly the internet giants, from entering into similar activity.

Employees

Tautachrome, Inc. has no full-time employees. Services are currently provided through independent contractors.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

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

Item 3. Legal Proceedings

Morgan Lawsuit

Background

The May 21, 2015 merger of the Company with Click Evidence, Inc. (“Click”) resulted in the transfer of Click’s assets and interests from Click to the Company and in Click becoming an asset-less shell inside the Company and then being disposed of on November 25, 2015. In the November 25, 2015 conveyance of the Click to the new owner, its name was changed to BH Trucking, Inc. (“BH”).

Filing and service

A first lawsuit was filed in the Superior Court of the State of Arizona, Pima County, by a former consultant to Click, Richard Morgan (“Morgan”). This lawsuit was served on December 2, 2015, against Click/BH, with the Company also named in the lawsuit, but not served by it or effectively made aware of it until 2017.

Allegation

The lawsuit claimed that the consultant’s agreement with Click/BH permitted him to recover a finder’s fee for the cashless stock swap that achieved the merger on May 21, 2015. The new owner of Click/BH, the only party served, declined to defend the lawsuit allowing it to go to default.

Default judgment

On December 16, 2016, the Court issued a default judgment for the plaintiff and against the defendants in the amount of $2,377,915. The Company believes that having not been served or made aware of the lawsuit, it is not a target of the judgment.

Second Lawsuit

On January 23, 2017, the Company and its CEO were served in a second lawsuit by Morgan alleging that the Company’s intellectual property assets that were transferred to it by Click under the May 21, 2015 merger of the Company with Click, were fraudulently removed from Click/BH, and seeks to have them returned to Click/BH.

Statement of Counsel (Ian Quinn, Quinnlaw, Phoenix, AZ)

Subsequent to a stock swap on May 21, 2015 between the Company and the private Arizona corporation Click Evidence (Click”), the assets and interests of Click were transferred to the Company, Click became a mere shell, and in November 2015 the shell was conveyed out of the Company to Robert McClelland who renamed it BH Trucking. Subsequently Richard Morgan, a former consultant to Click, filed a lawsuit against BH Trucking for an alleged breach of contract with Click. While BH Trucking filed an answer and initially defended against the litigation it later dismissed their counsel in the case and failed to hire a new attorney. In Arizona, a corporation cannot represent itself pro persona. Morgan moved for and was awarded a default judgment against BH Trucking on December 15, 2016 in the amount of $2,377,915.01.

The Company was named in the lawsuit but was never served in it. As such, the Company is not a target of the judgement.

In 2017, Morgan filed a second lawsuit in which the Company is named and has been served. The Company believes this litigation is frivolous, has filed motions to dismiss all claims against it, and has instructed Quinnlaw to use all best efforts to prevent the case from getting past the pleading stage. Should it proceed, management has instructed Quinnlaw to continue to vigorously defend it.

Item 4. Mine Safety Disclosures

Not applicable.

PART II - OTHER INFORMATION

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares trade on the OTCQB under the symbol “TTCM”. The following table sets forth the high and low closing bid prices of our common stock for the last two calendar years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low

Dec 31, 2016	$0.0250	$0.0101
Sep 30, 2016	0.0115	0.0018
Jun 30, 2016	0.0230	0.0095
Mar 31, 2016	0.0341	0.0090

Dec 31, 2015	$0.04000	$0.00990
Sep 30, 2015	0.01350	0.00460
Jun 30, 2015	0.01000	0.00050
Mar 31, 2015	0.00080	0.00030

At December 31, 2016, there were 1,672,789,717 shares of our common stock issued and outstanding.

Holders

On December 31, 2016, the Company had approximately 576 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $320,155 and $366,403 for the years ended December 31, 2016 and 2015, respectively, recurring losses, and negative working capital at December 31, 2016 and 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Resignation of Australian Directors

Last year the Australian directors of Tautachrome, Micheal Nugent, Robert McClelland and Patrick Greene resigned from the board of directors and from their officer positions in Tautachrome. This move reflects the need to focus Tautachrome on its primary business in internet technology development. The business skills contributed by the Australian directors were important in building Tautachrome’s presence during the post-merger transition that created Tautachrome. Their departure signals the importance of Tautachrome’s intellectual property and for expertise in these fields to become the driving force in the Company.

Results of Operations – Comparison of Years Ended December 31, 2016 Versus 2015

Net Loss

Net loss for the years ended December 31, 2016 and 2015 was $4,600,731 and $995,385, respectively with components of those discussed below.

Revenues

There were no revenues earned during the years ended both December 31, 2016 and 2015.

General and Administrative Expenses

Our general and administrative expenses were $419,534 for the year ended December 31, 2016 versus $524,892 for the same period in 2015, or about a 20% decrease. Categories of expenses decreasing were advertising and promotion (about a $30,000 decrease) and wages and related costs (about a $35,000 decrease).

Depreciation Expense

Depreciation expense for the years ended December 31, 2016 was $92,862 versus $807 during the same period in 2015. The major component of the increase is our amortization of our investment in Photosweep, LLC of $92,862.

Asset Impairment

We had an asset impairment of $299,738 for the year ended December 31, 2016 related to our investment in Photosweep (See Note 6 to the financial statements). We had no such impairment in 2015.

Loss on Litigation

As discussed in Note 8 to the financial statements, we had a loss of $2,382,374 related to a consultant lawsuit. We had no such loss in the previous year.

Interest Expense

Interest expense was $317,892 for the year ended December 31, 2016 versus $451,804 for the same period in 2015. The principal reasons for the decrease were two-fold and offsetting: we experienced a decrease in the volume and values of the beneficial conversion features associated with the convertible promissory notes issued in Australia (a decrease approximately $280,000 from 2015) and an increase in discount amortization (and increase of approximately $108,000).

Loss on Equity Exchange

We recorded a loss of $1,088,331 on a related-party equity exchange as discussed in Note 5 to the Financial Statements. We had no such loss in 2015.

Foreign Exchange Effect and Net Comprehensive Loss

The foreign exchange effect is the effect of translating Australian Dollar balances and activities into US Dollars. Items in the Consolidated Balance Sheets in Australian Dollars are translated to US Dollars at 1.3873 USD/AUD whereas the balances in the Statement of Operations are translated at 1.380175 USD/AUD. This results in a valuation of equity in the Balance Sheet line item “Other Comprehensive Income” (it is the only item affecting that Balance Sheet item).

Change in Fair Value of Derivatives

We had no change in value of derivatives for the year ended December 31, 2016. As discussed in Note 7 to the financial statements, we renegotiated the notes containing the embedded derivatives to remove the ratchet provisions giving rise to the derivative liabilities. For the year ended December 31, 2015, the change in our derivative liabilities amounted to a loss of $17,882.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At December 31, 2016, we had $1,850 in cash and $3,442,780 in current liabilities resulting in negative working capital of $3,440,930. At December 31, 2015, we had $15,428 in cash and $740,284 in current liabilities resulting in negative working capital of $724,856 for an increase in negative working capital of $333,700.

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

Tautachrome is currently pursuing two avenues of business activity:

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

Our Appquisitions Division is being shelved for the time being.

1. KlickZie technology-based business activity

Tautachrome’s patent pending KlickZie technology addresses two major new needs of the internet age.

The first is the need for a way to trust the pictures and videos you see on the web. Right now the trillions of pictures and frames of video on the web are so easily and so often falsified that you can’t trust any of it.

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

Solving the need for trustability also solves a more subtle need that opens the door to an enormous new opportunity. This is the need for people to be able to use pictures and videos on the web to readily and safely interact with each other via the imagery itself. it is frequently the case that when you run across interesting imagery on the web you won’t know anything about it, including who the author is, who else may have seen it, or what others may think or know about it. By allowing people to interact with interesting or important pictures or videos by using the imagery itself as the portal of communication, the system can add the viewpoints and the information offerings of interacting people to the richness of the pictures and videos. This can be carried by the system into the future along with the imagery, as an evolving tapestry of interaction and imagery.

How KlickZie technology works: The KlickZie Activation Platform Consumers will download KlickZie’s free camera upgrade software into their mobile device (iPhone, Android or other smartphone) which thereafter activates the pictures and videos taken by their device using proprietary KlickZie technology. Behind the scenes, the powerful and secure KlickZie software will capture the imagery and all available metadata related to the imaging event, and mark the imagery and its metadata with advanced, highly undetectable KlickZie watermarking technology.

KlickZie Activation KlickZie activation adds a new world of usefulness to ordinary pictures and videos. People who come across an activated picture can communicate with the author of the picture, or with amenable others who have seen the picture or with the data stored in the picture by merely clicking or touching the picture (“touch-to-comm”). The picture itself makes the communication happen. It does not matter where or how you come across an activated picture, you can engage it, interact with it, or share it, just by touching or clicking it.

What happens to an activated picture from its creation onward gets invisibly added to the picture’s data and can be tracked into the future. Activated pictures can answer many questions. For example, in a group photo you could ask: Have any of the people in my contacts list interacted with this picture? Are any of them engaging it right now? Who else besides my contacts have already engaged this picture in some way? Who took it? Where? When?

KlickZie’s activated pictures and videos will also possess the power to be completely trustable in the sense that any third party can be absolutely confident of the authenticity of the imagery because KlickZie pictures and videos will be secured in the KlickZie cloud at their creation where they remain until their creator or owner deletes them.

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

•	Phase 1: Build the minimal testable KlickZie system –including the smartphone imaging engine and the service cloud (Rev 1 KlickZie system), identifying and fixing functionality deficiencies and user experience and interface hiccups, building a loyal base of early adopters and defining Rev 2.

•	Phase 2: Build and release Rev 2 into a limited audience to optimize user experience and user interfaces, to define, build, test and finalize viral growth methodology, to finalize the smartphone imaging engine, to test/finalize the cloud subsystem for global scale up, to build a seed population of 200,000 contented users, and to plan global rollout.

•	Phase 3: Roll out KlickZie system globally, culture by culture and language by language, adding support staff and services as rollout moves forward.

Monetizing. As presently conceived, the KlickZie product aims at revenues from four primary sources:

•	Advertising Using pictures and videos as portals of communication allows the presentation of these communications in a framework of the Company’s choice, enabling advertisers to place paid ads within this framework (as is done by Google.)

•	User premium service fees KlickZie is intended to be free to consumers. Since KlickZie is handling user imagery and user imagery-based communications, opportunities for users to gain extra KlickZie service are intended to be provided for a fee-based premium user membership.

•	App Developer Revenue As conceived, the KlickZie imaging engine is a powerful tool for generating trustable imagery. The KlickZie cloud is intended to allow developers access to this powerful engine along with KlickZie-provided developer tools enabling them to develop apps of their own invention, access being granted under a revenue sharing arrangement.

•	Enterprise Revenue Because as conceived the KlickZie imaging engine is a powerful tool for generating trustable imagery, it is able to support the needs of business and industrial enterprises for which trustable imagery from employees, customers or partners is mission critical. Are plans are to license our engine to enterprises on a license fee basis.

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

The Company has developed a business model for a large US business that exploits KlickZie technology aimed at enhancing their bottom line and their public image. Tautachrome believes that the economic payoff of KlickZie will be attractive for companies with a global reach and with a large number of consumer customers.

Acquisitions

We will continue to look at value enhancing acquisitions in 2017.

Smartphone app development and digital design business activity

Polybia Studios

Polybia Studios, Pty LTD, is a wholly owned subsidiary of Tautachrome. During 2016 Polybia was staffed with technology graduates of Bond University in Queensland, Australia and operated out of Mermaid Beach, Queensland, Australia. Polybia provided IT support to the Company which included the development of the Company’s websites, the development of the internal software systems, database servers and branding for the Company’s SafeDate App, and for the technical support of the Company’s Appquisitions Division formed in 2016 and of the Company’s wholly owned subsidiary, PhotoSweep, LLC purchased in 2016.

Going forward the Safedate App platform is being re-purposed for broader use than dating applications. Polybia studios is continuing in Australia, and PhotoSweep and IT support are being ported back to the US for state-side operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplemental Data

To the Board of Directors and
Stockholders of Tautachrome, Inc.

We have audited the accompanying consolidated balance sheets of Tautachrome, Inc. as of December 31, 2016, and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Tautachrome, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tautachrome, Inc. as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas
April 17, 2017

TAUTACRHOME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	12/31/16	12/31/15

ASSETS

Current assets:
Cash	$1,850	$15,428
Total current assets	1,850	15,428

TOTAL ASSETS	$1,850	$15,428

LIABILITIES
Accounts payable and accrued expenses	$275,760	$181,364
Accounts payable – related party	25,486	7,359
Loans from related parties	99,434	80,108
Convertible notes payable, related party	49,160	22,160
Short-term convertible notes payable, net	583,674	409,456
Short-term notes payable	15,858	16,025
Short-term portion of long-term debt	11,034	-
Derivative liability	-	23,812
Court judgment liability	2,382,374
Total current liabilities	3,442,780	740,284

Long-term convertible notes payable, net	87,528	104,948
Long-term notes payable	19,659	-
Total non-current liabilities	107,187	104,948

TOTAL LIABILITIES	3,549,967	845,232

STOCKHOLDERS' DEFICIT
Convertible preferred stock, Series D, par value $0.0001. 13,795,104 shares authorized. 13,795,104 and 0 issued and outstanding at December 31, 2016 and 2015, respectively	1,380	-
Common stock, $0.00001 par value. Four billion shares authorized. 1,672,789,717 and 2,987,633,430 issued and outstanding at December 31, 2016 and 2015, respectively	16,728	29,876
Additional paid in capital	3,421,595	1,539,442
Common stock payable	10,586	-
Accumulated deficit	(7,081,154)	(2,480,423)
Effect of foreign currency translation	82,748	81,301
TOTAL STOCKHOLDERS' DEFICIT	(3,548,117)	(829,804)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,850	$15,428

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015

OPERATING EXPENSES
General and administrative	$419,534	$524,892
Depreciation and amortization	92,862	807
Asset impairments	299,738
Total operating expenses	812,134	525,699

Operating loss	(812,134)	(525,699)

OTHER INCOME / (EXPENSE)
Loss on litigation	(2,382,374)
Interest expense	(317,892)	(451,804)
Change in fair value of derivative	-	(17,882)
Loss on equity exchange	(1,088,331)	-
Total other	(3,788,597)	(469,686)

Net loss	$(4,600,731)	$(995,385)

Effect of foreign currency exchange	1,447	81,301

Net comprehensive loss	$(4,599,284)	$(914,084)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	2,765,506,359	2,987,633,430

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

From December 31, 2014 to December 31, 2016

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, 12/31/14	1,184,906,041	$11,848		$	$1,441,712	$26,667	$-	$(1,485,038)	$(4,811)
Shares issued for services	6,156,179	62			73,539	(26,667)			46,934
Effect of reverse merger, May 21, 2015	1,796,571,210	17,966			(389,267)				(371,301)
Imputed interest	-				7,504				7,504
Effect of foreign currency exchange	-						81,301		81,301
Beneficial conversion feature of convertible notes	-				405,954				405,954
Net loss	-							(995,385)	(995,385)
Balance, 12/31/15	2,987,633,430	$29,876	-	$-	$1,539,442	$-	$81,301	$(2,480,423)	$(829,804)

Acquisition of Photosweep, LLC	13,000,000	130			353,470				353,600
Beneficial conversion feature of convertible notes					335,799				335,799
Common stock to preferred stock swap	(1,379,510,380)	(13,795)	13,795,104	1,380	1,100,746				1,088,331
Conversion of debt	51,666,667	517			60,104	10,586			71,207
Effect of debt modifications					18,760				18,760
Imputed interest					13,274				13,274
Effect of foreign currency exchange							1,447		1,447
Net loss								(4,600,731)	(4,600,731)
Balance, 12/31/16	1,672,789,717	$16,728	13,795,104	$1,380	$3,421,595	$10,586	$82,748	$(7,081,154)	$(3,548,117)

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,600,731)	$(995,385)
Depreciation and amortization	92,862	807
Stock-based compensation	-	46,934
Loss on litigation	2,382,374	-
Change in fair value of derivative	-	17,882
Amortization of discounts on convertible notes	259,987	405,954
Loss on equity exchange	1,088,331	-
Imputed interest	13,274	7,504
Asset impairment	299,738	-

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	125,564	149,901
Accounts payable – related party	18,445	-
Net cash used in operating activities	(320,156)	(366,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment disposals	-	1,806
Cash acquired in reverse merger	-	38,720
Purchase of Photosweep, LLC	(39,000)
Net cash used in investing activities	(39,000)	40,526

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-
Proceeds from convertible notes payable	302,406	336,215
Proceeds from notes payable, related parties	45,282	160
Principal payments on notes payable, related parties	-	(1,500)
Proceeds from notes payable	-	65,842
Principal payments on notes payable	(3,557)	-
Principal payments on related-party loans	-	(164,418)
Net cash provided by financing activities	344,131	236,299

Effect of foreign exchange transactions	1,447	81,301

Net increase/(decrease) in cash	(13,578)	(8,277)
Cash and equivalents - beginning of period	15,428	23,705
Cash and equivalents - end of period	$1,850	$15,428

SUPPLEMENTARY INFORMATION
Cash paid for interest	$549	$1,571
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts due to derivative	$-	$5,930
Beneficial conversion feature	$335,799	$405,954
Common stock for Photosweep acquisition	$353,600	$-
Convertible note modifications	$23,812	$-
Note payable for trade payable	$34,250	$-
Conversion of common stock to preferred stock	$13,795	$-
Conversion of debt to common stock	$71,207	$-

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

Principles of Consolidation

Our consolidated financial statements include Tautachrome, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote. There were no cash equivalents as of December 31, 2016 and 2015.

Property, Plant and Equipment

We record our property plant and equipment at historical cost. The estimated useful lives of these assets range from three to seven years and are depreciated using the straight-line method over the asset’s useful life.

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At December 31, 2016 and 2015, we had $603 and $3,648 Australian Dollars, respectively ($434 and $2,657 US Dollars, respectively) deposited into Australian banks.

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

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2016 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)
Accounts payable and accrued expenses	$275,760	$-	$-	$-
Accounts payable - related party	25,486	-	-	-
Loans from related parties	99,434	-	-	-
Convertible notes payable - related party	49,160	-	-	-
Short-term convertible notes payable, net	583,674	-	-	-
Short-term notes payable	15,858	-	-	-
Court judgment liability	2,382,374	-	-	-
Short-term portion of long-term debt	11,034	-	-	-
Long-term convertible notes payable, net	87,528	-	-	-
Long-term notes payable	19,659	-	-	-
TOTAL LIABILITIES	$3,549,967	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2015 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)
Accounts payable and accrued expenses	$181,364	$-	$-	$-
Accounts payable - related party	7,359	-	-	-
Loans from related parties	80,108	-	-	-
Convertible note payable, related party	22,160	-	-	-
Short-term convertible notes payable	409,456	-	-	-
Short-term notes payable	16,025	-	-	-
Derivative liability	-	-	23,812	(17,882)
Long-term convertible notes payable	104,948	-	-	-
TOTAL LIABILITIES	$821,420	$-	$23,812	$(17,882)

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

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

Income Taxes

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in its first quarter of 2021 and early adoption is permitted. The Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

The adoption of these standards is not expected to have a material impact on our financial position or results of operations.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $320,156 and $366,403 for the years ended December 31, 2016 and 2015, respectively, recurring losses, and negative working capital at December 31, 2016 and 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 4 – Related Party Transactions

For the years ended December 31, 2016 and 2015, we had the following transactions with the Twenty Second Trust (the "Trust"), the trustee of whom is Tamara Nugent, the wife of our major shareholder and former Chief Executive Officer, Micheal Nugent:

·

•	We received $18,331 and $5,408, respectively, in cash loans to pay operating expenses and repaid $0 and $162,918, respectively, in principal.

•	We accrued $4,400 and $4,329, respectively, in interest payable to the Trust and paid $0 and $1,571, respectively, in interest payments.

•	On April 20, 2015, the Registrant and Tamara Nugent, as trustee for Twenty Second Trust, entered into a Common Stock Repurchase Agreement whereby the Trust agreed to sell 1,796,571,210 shares of the our common stock to the Company in exchange for the sum of $17,966 in the form a promissory note.

•	The outstanding balance at December 31, 2016 to the 22nd Trust was $98,344 and $11,035 for principal and interest, respectively, after adjustments for foreign exchange effect.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

The outstanding balance to the 22nd Trust at December 31, 2015 was $80,107. During the year ended December 31, 2016, we received $18

On September 18, 2015, we entered into an agreement with Novagen Ingenium Inc, a Nevada corporation ("Novagen") under which we agreed to sell to Novagen all of the transportation assets of Roadships which had, at the time of the exchange, carrying values of zero, for 2,000,000 shares of Novagen common stock. Shares of Novagen's common stock are quoted under the symbol "NOVZ" on the OTC Pink operated by OTC Markets Group, Inc. Novagen's controlling shareholder is Micheal Nugent who was, until November 14, 2016, on our Board of Directors and remains a major shareholder. Since the shares represent a transaction with a related party, we recorded the value of these shares at zero.

On August 9, 2015, we issued a $5,000 convertible promissory note to the brother of our Board Chairman and Chief Executive Officer in return for cash. The terms of this note are provided in Note 7, subheading "Convertible Notes Payable".

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N Leonard ("Jon") under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan. The outstanding loan amount at December 31, 2015 was $22,160. During the year ended December 31, 2016, the Company borrowed $27,000 leaving an ending balance owed to Jon of $49,160.

The terms of the note provide that at the Company's option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no interest loan an imputed interest expense of $3,199 and $1,767 was recorded as additional paid-in capital for the years ended December 31, 2016 and 2015, respectively. The Company evaluated Dr. Leonard's note for the existence of a beneficial conversion feature and determined that none existed.

All other related party balances relate to certain officers and directors who paid expenses on behalf of the company and were reimbursed for a portion of those expenses. Balances owed at December 31, 2015 were $686. During the year ended December 31, 2016, these related parties paid $30,007 of expenses on behalf of the Company and were reimbursed $16,259, leaving a balance of $14,361 after adjustment for foreign exchange effect.

On October 20, 2016, the Company filed a Certificate of Designations with the State of Delaware creating 13,795,104 shares of Series D Preferred Stock (the “Preferred Shares”) to effect the exchange. On October 27, 2016, the Company redeemed 1,379,510,380 common shares by issuing 13,795,104 Preferred Stock Series D Shares to three major shareholders (see Note 5).

Note 5 – Capital Structure

Common Stock

At December 31, 2015, we had 2,987,633,430 common shares issued and outstanding from a total of four billion authorized.

As described in Note 5, on January 15, 2016 we issued 13,000,000 common shares to acquire all of the members’ interests in Photosweep, LLC. We valued the common stock at the grant date fair value, and included this amount in our acquisition cost of $353,600, or $0.027 per share.

As further discussed in Note 7, on January 1, 2016, we re-negotiated certain convertible promissory notes with certain creditors in order to remove the provisions in the notes which caused the derivative liability. We recorded this renegotiation by removing the derivative liability at December 31, 2015 and recording an increase to Additional Paid in Capital of $18,760.

In October, 2016, we issued 51,666,667 common shares to convert $60,000 of convertible notes payable, and $604 in accrued interest, to common stock.

In November, 2016, we received a Notice of Conversion from a holder of a US Dollar denominated convertible promissory note requesting a conversion of the outstanding principal and interest into the convertible amount of 2,142,857 common shares . We recorded a reduction of principal and interest of $10,000 and $586 of accrued interest, respectively, and we recorded an offsetting common stock payable in the amount of $10,586.

Preferred Stock

On September 29, 2016, the Company’s principal shareholders (“Principals”), Dr. Jon N. Leonard, Micheal P. Nugent, and Matthew W. Staker, offered to retire 1,379,510,380 of their common shares in exchange for a new series of non-trading preferred shares.

On October 5, 2016, the Board of Directors voted to accept the share retirement offer, and on October 20, 2016, the Company filed a Certificate of Designations with the State of Delaware creating 13,795,104 shares of Series D Preferred Stock (the “Preferred Shares”) to effect the exchange.

Share Exchange ratio and Preservation of Voting Rights

In the share exchange, each principal received 1 Preferred Share for each 100 common shares retired Each share of Preferred Shares entitles the holder to 100 votes (and each 1/100th of a Preferred Share entitles the holder to one vote).

Conversion Rights

A holder may convert Preferred Shares to common under the following conditions:

Automatic conversion – each Preferred Share automatically converts to 100 common shares upon the earlier of

•	The end of 5 years (5:00 PM EST, October 5, 2021), or

•	A change of control

Optional conversion - After October 5, 2017, each holder may convert each share into 100 shares of common stock immediately following a period of ten consecutive trading days during which the average closing or last sale price exceeds $3.00 per share. Also, each holder may convert into 110 shares of common stock at any time that the shares are listed on a National exchange (for example, the NYSE or NASDAQ).

Related-Party Stock Exchange

On October 27, 2016, the Company entered into the above outlined Share Exchange Agreement with related-parties

Common stock ownership structure immediately before and after execution of the Share Exchange Agreement was as follows:

	Common Stock Ownership
	Immediately Before		Effect of	Immediately After
	Shares	%	Agreement	Shares	%
Jon Leonard, PhD	1,387,829,545	46.5%	(1,009,330,578)	378,498,967	23.5%
Micheal Nugent	620,756,473	20.8%	(92,613,893)	528,142,580	32.8%
Matthew Staker	346,957,386	11.6%	(277,565,909)	69,391,477	4.3%
Robert McClelland	8,403,524	0.3%	-	8,403,524	0.5%
Patrick Greene	2,093,080	0.1%	-	2,093,080	0.1%
Non Affiliates	621,593,422	20.8%	-	621,593,422	38.7%
Totals	2,987,633,430	100.0%	(1,379,510,380)	1,608,123,050	100.0%

Fair Values

The closing price of the common stock on the date of the Share Exchange Agreement was $0.019, resulting in a valuation of the common stock of $26,210,697. We determined that the fair value of the Series D Preferred Shares was $27,299,028 using the following inputs:

1.	The common stock price was $0.019;

2.	A change of control having a 20% likelihood in 2018 and 2019 each, triggering an automatic conversion of 100 common shares per Series D preferred shares;

3.	The Company obtaining a NASDAQ/NYSE listing estimated at 10% in 2017, 50% in 2018 and 50% in 2019 triggering a conversion at 110 common shares per Series D preferred share;

4.	The Company’s stock price was modeled using geometric Brownian motion with a volatility of 279% volatility (based on the Company’s historical volatility);

5.	The common shares exchanged for the Series D preferred were valued based on the quoted market price on the date of exchange;

We therefore recorded a loss on the exchange of $1,088,331 computed as the difference between the value of the common and preferred shares.

Imputed Interest

Several of our loans made in our Australian subsidiary were made without any nominal interest. As such, we imputed interest at 8% to these loans, crediting Additional Paid in Capital and charging Interest Expense. For the year ended December 31, 2016 and 2015, these amounted to $13,274 and $7,501, respectively.

Beneficial Conversion Features of Convertible Promissory Notes

During the year ended December 31, 2016, we borrowed $193,164 from 26 accredited investors in Australia (see Note 7) which contained features allowing the holder to convert the principal and accumulated interest into common stock. We evaluated these notes for beneficial conversion features and calculated a value of $147,965, all of which has been immediately expensed as interest expense as the notes are due on demand.

At December 31, 2016, all outstanding convertible promissory notes issued in Australia can convert to an aggregate of 82,873,300 shares of common stock.

Also during the year ended December 31, 2016, we borrowed $109,758 from four accredited investors in the United States (see Note 7). These notes contain features which allow the holder to convert the principal and interest into common stock at various negotiated rates. We evaluated these notes for beneficial conversion features and calculated a value of $187,851, which is accounted for as debt discounts. During the year ended December 31, 2016,we amortized $106,628 of debt discounts to interest expense.

At December 31, 2016, all outstanding convertible promissory notes issued in the United States can convert to an aggregate of 28,473,915 shares of common stock.

Note 6 – Asset Acquisition

Acquisition of Photosweep, LLC

On January 15, 2016, we acquired the Photosweep asset (“Photosweep”), which we accounted for as an asset purchase. Photosweep’s assets at the point of purchase consisted only of a business plan.

Under the terms of the Acquisition, the Registrant paid $39,000 and issued 13,000,000 shares of its common stock to acquire Photosweep from Jeremy Snyder, Sara Snyder, Richard and Candice Snyder, Quazar Enterprises Limited and Carrington Capital Group Limited.

We valued the common stock at the grant date fair value, and recorded an acquisition cost of $353,600, or $0.027 per share.

As of December 31, 2016, we amortized $92,862 to expense and at December 31, 2016 we recorded an asset impairment of $299,738 as a result of the Company’s annual impairment review.

Note 7 - Debt

Our debt in certain categories went from $632,697 at December 31, 2015 to $861,050 at December 31, 2016 as follows:

	12/31/16	12/31/15
Loans from related parties	$99,434	$80,108
Convertible notes payable, related party	49,160	22,160
Short-term convertible notes payable, net	583,674	409,456
Short-term notes payable	15,858	16,025
Court Judgment liability	2,382,374	-
Long-term notes payable (short term portion)	11,034	-
Long-term notes payable (long term portion)	19,659	-
Long-term convertible notes payable	82,231	104,948
Totals	$3,248,721	$632,697

See Note 4 for a discussion of our related-party debts, including the first two entries in the above table.

Convertible notes payable

During the year ended December 31, 2016, we borrowed $193,164 from 26 accredited investors in Australia. These promissory notes can be converted into shares of our common stock at the rate of AU$0.01 per share (the aggregate of which shares convertible for all outstanding Australian convertible notes at December 31, 2016 is 82,873,300). These notes are callable by the makers at any time and accrue interest at 5%. For the year ended December 31, 2016, we accrued $29,343 of interest on these notes and made no interest payments. We evaluated these notes for beneficial conversion features and calculated a value of $147,965, all of which has been immediately expensed as interest expense as the notes are due on demand.

Also during the year ended December 31, 2016, we issued four convertible promissory notes to four accredited investors in exchange for $109,758 in cash. These promissory notes can be converted into shares of our common stock at various separately-negotiated rates (the aggregate of which shares convertible for all outstanding USA convertible notes at December 31, 2016 is 28,473,915).

We evaluated these notes for beneficial conversion features and calculated a value of $77,852 which we are accounting for as debt discounts.

On January 1, 2016, we re-negotiated the eight U.S.-Dollar-denominated promissory notes that were outstanding at December 31, 2015, in order to remove the ratchet provisions which required that we account for those provisions as a derivative liability. The fair value of the derivative liability was the same at January 1, 2016 as it was on December 31, 2015 which was $23,812.

However, in so renegotiating, we granted the creditors new, lower conversion prices, which resulted in new beneficial conversion features of $110,000.

During the year ended December 31, 2016, we amortized $106,628 of debt discounts on convertible promissory notes originating in the United States to interest expense.

The aggregate amount of shares that may be issued upon conversion for convertible notes issued in both Australia and the Unites States is 111,347,215.

One of the eight accredited investors included in the above paragraph is the brother of our Board Chairman and Chief Executive Officer, Dr. Jon Leonard. This $5,000 related-party convertible promissory note is dated August 9, 2015, matures on February 26, 2017, pays interest at 5%, and may convert into 1,020,408 common shares.

Derivative liability

The eight convertible promissory notes issued in the United States during the year ended December 31, 2015 (and which were re-negotiated on January 1, 2016) were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability.

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

Changes in derivative liabilities for the years ended December 31, 2016 and 2015 are as follows:

	12/31/16	12/31/15
Beginning balances	$23,812	$-
New issuances	-	5,930
Retirements	(23,812)	-
Changes in Fair value	-	17,882
Ending balances	$-	$23,812

In addition to the above, we recorded a liability in the amount of $2,382,374 due to a Court Judgment explained in Note 8.

Note 8 – Litigation Loss

Morgan Lawsuit

Background

The May 21, 2015 merger of the Company with Click Evidence, Inc. (“Click”) resulted in the transfer of Click’s assets and interests from Click to the Company and in Click becoming an asset-less shell inside the Company and then being disposed of on November 25, 2015. In the November 25, 2015 conveyance of the Click to the new owner, its name was changed to BH Trucking, Inc. (“BH”).

Filing and service

A first lawsuit was filed in the Superior Court of the State of Arizona, Pima County, by a former consultant to Click, Richard Morgan (“Morgan”). This lawsuit was served on December 2, 2015, against Click/BH, with the Company also named in the lawsuit, but not served by it or effectively made aware of it until 2017.

Allegation

The lawsuit claimed that the consultant’s agreement with Click/BH permitted him to recover a finder’s fee for the cashless stock swap that achieved the merger on May 21, 2015. The new owner of Click/BH, the only party served, declined to defend the lawsuit allowing it to go to default.

Default judgment

On December 16, 2016, the Court issued a default judgment for the plaintiff and against the defendants in the amount of $2,377,915. The Company believes that having not been served or made aware of the lawsuit, it is not a target of the judgment.

Second Lawsuit

On January 23, 2017, the Company and its CEO were served in a second lawsuit by Morgan alleging that the Company’s intellectual property assets that were transferred to it by Click under the May 21, 2015 merger of the Company with Click, were fraudulently removed from Click/BH, and seeks to have them returned to Click/BH.

Charge to the Financials

The Company believes that the second lawsuit is baseless, and is defending itself vigorously against it. The Company also believes that being named but not served, the default judgment in Morgan’s first lawsuit does not apply to the Company. Nevertheless, out of an abundance of caution, we have included in liabilities the default amount of $2,377,915 plus $4,459 interest at 4.5% from December 16, 2016, the date of the judgment, to December 31, 2016.

Note 9 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	12/31/16	12/31/15
Net operating loss carry-forward	$4,048,660	$1,109,259

Deferred tax asset at 39%	$1,578,977	$432,611
Valuation allowance	(1,578,977)	(432,611)
Net future income taxes	$-	$-

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

Note 10 – Subsequent Events

During the first quarter of 2017, we issued an additional 3,243,243 shares for conversion of principal and interest on convertible promissory notes issued in the United States.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.	As of December 31, 2016, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.	As of December 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of March 31, 2017, the directors and executive officers and their positions, are as follows:

Name	Age	Position
Jon Leonard	76	Chairman, Director, CEO and CFO
Matthew Staker	58	Director

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

Matthew Staker

In 2012, Mr. Staker co-founded Click Evidence, Inc. (“Click”) with Dr. Jon N. Leonard, and has since served as its Chief Engineer and Executive Vice President in addition to being a member of its board of directors.

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

Board of Directors and Committees

At December 31, 2016, our Board of Directors presently consisted of two members: Dr. Jon Leonard and Matthew Staker . Our Bylaws generally provide for majority approval of directors in order to adopt resolutions, and provide that the Board of Directors may be expanded by Board action. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2016 and 2015, to our Chief Executive Officer, our former Chief Financial Officer (retired since January, 2014), our Executive Vice President and our Corporate Secretary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Dr. Jon Leonard	2016	$-	$-	$-
CEO and CFO	2015	-	-	-

Robert McClelland	2016	-	-	-
Corporate Secretary	2015	-	-	-

Patrick Greene	2016	-	-	-
Executive Vice President	2015	-	-	-

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

There are no outstanding equity awards at December 31, 2016.

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

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not, as of December 31, 2016, have any material terms, contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

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

On November 14, 2016, Micheal Nugent, Robert McClelland and Patrick Greene resigned as directors of the Company.

Our board of directors is comprised of Dr. Jon Leonard and Matthew Staker who also serve as officers of the Company. None of our directors has a compensation arrangement with the Company, except those agreements entered into in their capacity as officers, and have not been compensated since the company’s inception in 2008.

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

Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class (1)

Jon Leonard	1846 E. Innovation Park Drive	378,498,967	22.6%
	Oro Valley, AZ 85755

Micheal Nugent	1846 E. Innovation Park Drive	528,142,580	31.6%
	Oro Valley, AZ 85755

Matthew Staker	1846 E. Innovation Park Drive	69,391,477	4.1%
	Oro Valley, AZ 85755

Robert McClelland	1846 E. Innovation Park Drive	8,403,524	0.5%
	Oro Valley, AZ 85755

Patrick Greene	1846 E. Innovation Park Drive	2,093,080	0.1%
	Oro Valley, AZ 85755

__________

(1)	Applicable percentage owned is based on 1,672,789,717 shares outstanding at December 31, 2016.
(2)	Includes shares owned by legal entities controlled by our officers and directors. Also includes shares owned by individuals related to our officers and directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the years ended December 31, 2016 and 2015, certain related parties made cash payments to the Company and the Company made cash payments to the related parties (see Note 4 to the financial statements).

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

Audit and Review Fees. We paid M&K, CPAS, PLLC for audit and review fees of $20,750 for 2016 and $16,200 for 2015.

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

Tautachrome, Inc.

Date: April 17, 2017	By:	/s/ Jon N. Leonard
Jon N. Leonard
Chairman and Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Dr. Jon Leonard
Dr. Jon Leonard	Date: April 17, 2017
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ Matthew Staker
Matthew Staker	Date: April 17, 2017
Director

