Form 10-K/A
period 2016-12-31
TAUTACHROME INC.
filed 2017-04-19
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

 Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2016 is being filed solely for the purpose of adding the XBRL Data Files to the Form 10-K.

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

Imputed Interest

Several of our loans made in our Australian subsidiary were made without any nominal interest. As such, we imputed interest at 8% to these loans, crediting Additional Paid in Capital and charging Interest Expense. For the year ended December 31, 2016 and 2015, these amounted to $13,274 and $7,504, respectively.

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

Tautachrome, Inc.

Date: April 18, 2017	By:	/s/ Jon N. Leonard
Jon N. Leonard
Chairman and Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Dr. Jon Leonard
Dr. Jon Leonard	Date: April 18, 2017
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ Matthew Staker
Matthew Staker	Date: April 18, 2017
Director

