Form 10-Q
period 2017-03-31
TAUTACHROME INC.
filed 2017-05-11
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

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

The number of shares of the registrant’s common stock outstanding as of May 11, 2017, was 1,687,732,960.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

	3/31/2017	12/31/2016
ASSETS
Current assets:
Cash	$5,723	$1,850
Total current assets	5,723	1,850
TOTAL ASSETS	$5,723	$1,850

LIABILITIES
Accounts payable and accrued expenses	$326,318	$275,760
Accounts payable - related party	15,179	25,486
Loans from related parties	100,673	99,434
Convertible notes payable - related party	58,160	49,160
Short-term convertible notes payable, net	641,878	583,674
Short-term notes payable	16,803	15,858
Short-term portion of long-term debt	11,172	11,034
Court judgment liability	2,404,521	2,382,374
Total current liabilities	3,574,704	3,442,780

Long-term convertible notes payable, net	41,012	87,528
Long-term notes payable	17,720	19,659
Total non-current liabilities	58,732	107,187

TOTAL LIABILITIES	3,633,436	3,549,967

STOCKHOLDERS' EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at March 31, 2017 and December 31, 2016	1,380	1,380
Common stock, $0.00001 par value. Four billion shares authorized. 1,687,732,960 and 1,672,789,717 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	16,877	16,728
Additional paid in capital	3,577,826	3,421,595
Common stock payable	10,586	10,586
Accumulated deficit	(7,269,157)	(7,081,154)
Effect of foreign currency exchange	34,775	82,748
TOTAL STOCKHOLDERS' EQUITY	(3,627,713)	(3,548,117)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,723	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

OPERATING EXPENSES
General and administrative	$130,936	123,595
Depreciation and amortization	-	27,249
Total operating expenses	130,936	150,844
Operating loss	(130,936)	(150,844)

OTHER INCOME / (EXPENSE)
Interest expense	(57,067)	(143,613)
Total other	(57,067)	(143,613)
Net loss	$(188,003)	$(294,457)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(47,973)	(33,763)
Net comprehensive loss	$(235,976)	$(328,220)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding	1,678,454,221	2,998,490,573

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance, 12/31/15	2,987,633,430	$29,876	-	$-	$1,539,442	$-	$81,301	$(2,480,423)	$(829,804)

Acquisition of Photosweep, LLC	13,000,000	130			353,470				353,600
Beneficial conversion feature of convertible notes					335,799				335,799
Common stock to preferred stock swap	(1,379,510,380)	(13,795)	13,795,104	1,380	1,100,746				1,088,331
Conversion of debt	51,666,667	517			60,104	10,586			71,207
Effect of debt modifications					18,760				18,760
Imputed interest					13,274				13,274
Effect of foreign currency exchange							1,447		1,447
Net loss								(4,600,731)	(4,600,731)
Balance, 12/31/16	1,672,789,717	$16,728	13,795,104	1,380	$3,421,595	$10,586	$82,748	$(7,081,154)	$(3,548,117)

Shares issued for conversion of debt	8,493,243	84			54,081				54,165
Shares issued for services	6,450,000	65			79,150				79,215
Beneficial conversion feature of convertible notes					22,040				22,040
Imputed interest					960				960
Effect of foreign currency exchange							(47,973)		(47,973)
Net loss								(188,003)	(188,003)
Balance, 3/31/17	1,687,732,960	$16,877	13,795,104	$1,380	$3,577,826	$10,586	$34,775	$(7,269,157)	$(3,627,713)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(188,003)	$(294,457)
Depreciation, depletion and amortization	-	27,249
Stock-based compensation	79,215	-
Amortization of discounts on notes payable	21,286	130,788
Imputed interest	960	3,032

Changes in operating assets and liabilities:
Prepaid expenses	-	(3,564)
Accounts payable and accrued expenses	104,510	47,588
Accounts payable - related party	488	951
Net cash used in operating activities	18,456	(88,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Photosweep, LLC	-	(39,000)
Net cash used in investing activities	-	(39,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	26,040	150,518
Principal payments on notes payable	(1,801)	-
Proceeds from related-party loan	10,151	30,078
Principal payments on related-party loans	(1,000)	(8,317)
Net cash provided by financing activities	33,390	172,279

Effect of exchange rate changes on cash and cash equivalents	(47,973)	(33,763)

Net increase/(decrease) in cash	3,873	11,103
Cash and equivalents - beginning of period	1,850	15,428
Cash and equivalents - end of period	$5,723	$26,531

SUPPLEMENTARY INFORMATION
Cash paid for interest	$549	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$22,040	$239,533
Common stock for Photosweep acquisition	$-	$353,600
Note modification	$-	$23,812
Conversions of principal and interest to equity	$54,165	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

Note 1 – Organization and Nature of Business

History

Tautachrome, Inc. (formerly Roadships Holdings, Inc.) was formed in Delaware on June 5, 2006 as Caddystats, Inc. (Tautachrome, Inc. and hereinafter be collectively referred to as “Tautachrome”, the “Company”, “we’ or “us”).

The Company adopted the accounting acquirer’s year end, December 31.

Our Business

The Company operates in the internet applications space, a space uniquely able to embrace fast growing and novel business. The iPhone, Google, Facebook, Amazon, Twitter, Android, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with the arrival –seemingly from out of nowhere- of wholly new business universes.

The Company is developing a system branded “KlickZie” aimed at turning smartphones, including iPhones, Android phones and other smartphones, into trustable imagers and advanced communicators. The pictures and videos from trustable imager can be trusted to be the original, untampered, un-Photoshopped pictures and videos made by the smartphone, and in addition the pictures and videos themselves become advanced communicators, able to be used as living, trusted portals to communicate with others.

The KlickZie system concept consists of downloadable software able to securitize the imaging process in the smartphone, together with an advanced cloud system to authenticate KlickZie pictures and videos and to make possible imagery based communication among people who happen upon KlickZie pictures and videos.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2017. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2015, as reported in Form 10-K filed with the Securities and Exchange Commission on April 19, 2017.

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

Foreign Currency Risk

We currently have two subsidiaries operating in Australia. At March 31, 2017 and December 31, 2016, we had $27 and $0 Australian Dollars, respectively ($21 and $0 US Dollars, respectively) deposited into Australian banks.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2017 and 2016 as the effect of our potential common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 on January 1, 2017.

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

Note 4 – Related Party Transactions

For the year ended December 31, 2016, we had the following transactions with the Twenty Second Trust (the "Trust"), the trustee of whom is Tamara Nugent, the wife of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $18,331 in cash loans to pay operating expenses and repaid no principal.

•	We accrued $4,400 in interest payable to the Trust and paid no interest payments.

•	The outstanding balance at December 31, 2016 to the 22nd Trust was $98,344 and $11,035 for principal and interest, respectively, after adjustments for foreign exchange effect.

For the three months ended March 31, 2017, we received $151 in cash loans from the 22nd Trust. At March 31, 2017, we owed $99,583 and $12,519 in principal and interest to the Trust, respectively.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N. Leonard under which the Company may borrow such money from Jon as Jon in his sole discretion is willing to loan.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan an imputed interest expense of $960 was recorded as additional paid-in capital for the three months ended March 31, 2017. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the three months ended March 31, 2017, we received $10,000 in related-party loans from our Board Chairman and CEO, Dr. Jon Leonard, and repaid $1,000 in principal. At March 31, 2017, we owed Dr. Leonard $58,160.

Note 5 – Capital

On January 15, 2016 we issued 13,000,000 common shares to acquire all of the members’ interests in Photosweep, LLC. We valued the common stock at the grant date fair value, and included this amount in our acquisition cost of $353,600, or $0.027 per share.

On January 1, 2016, we re-negotiated certain convertible promissory notes with certain creditors in order to remove the provisions in the notes which caused of a derivative liability. We recorded this renegotiation by removing the derivative liability at December 31, 2015 and recording an increase to Additional Paid in Capital of $18,760.

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

During the three months ended March 31, 2017, we issued 8,493,243 shares in conversion of two outstanding convertible promissory notes. We recorded a reduction of the balance of such notes of $37,822 and $15,959, respectively. We recognized no gain or loss on their conversions.

Also, during the three months ended March 31, 2017, we issued 6,450,000 shares to two consultants pursuant to our agreements with them. We valued the shares at their grant-date fair values and recorded expense of $79,215.

At March 31, 2017 and December 31, 2016, we had 1,678,732,960 and 1,672,789,717 common shares issued and outstanding, respectively, from a total of four billion authorized.

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the three months ended March 31, 2017, we imputed $960 of such interest.

Beneficial Conversion Features

As discussed in Note 6, we issued certain promissory notes in the United States containing beneficial conversion features. During the three months ended March 31, 2017, we recorded and increase in Additional Paid in Capital of $22,040. We account for these Beneficial Conversion Features as debt discounts and amortize using the Effective Interest Method.

Note 6 – Debt

Loans from related parties

As is discussed in Note 4, we owed $170,262 in related-party debts consisting of $99,583 and 12,519 unpaid principal and interest, respectively, to the 22nd Trust and $58,160 owed to our CEO, Dr. Jon Leonard.

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

Convertible notes payable at March 31, 2017 and December 31, 2016 and their classification into long-term and short-term were as follows:

	03/31/17	12/31/16
Long-term and short-term combined
Unpaid principal	$759,570	$747,129
Discounts	(76,680)	(75,927)
Convertible notes payable, net	$682,890	$671,202

Classified as short-term
Unpaid principal balance	$642,272	$597,371
Discounts	(394)	(13,697)
Convertible notes payable - short-term, net	$641,878	$583,674

Classified as long-term
Unpaid principal balance	$117,298	$149,758
Discounts	(76,286)	(62,230)
Convertible notes payable - long-term, net	$41,012	$87,528

Convertible promissory notes issued in Australia

During the three months ended March 31, 2017, we had one creditor convert to common stock. We issued 5,250,000 common shares and extinguished $37,822 and $2,049 in interest, respectively and recognized no gain or loss other than a $386 foreign exchange effect.

We accrued $6,171 of nominal interest on these notes for the three months ended March 31, 2017.

Australian convertible notes payable can convert to 77,873,300 common shares in the aggregate.

Convertible promissory notes issued in the United States

All convertible promissory notes issued in the United States bear interest at 5%, and contain conversion privileges which vary depending upon the date issued, but they may convert to an aggregate of 29,816,628 common shares.

During the three months ended March 31, 2017, we received $22,040 in loans pursuant to a convertible promissory note issued in 2016 on which the Company and the creditor agreed, on December 31, 2016, to extend the note to additional amounts paid to the Company by the creditor, inheriting the conversion and interest privileges from the original convertible promissory note. We evaluated this tranche of funding for beneficial conversion features and calculated a value of $22,040 which we are accounting for as debt discounts.

Also during the three months ended March 31, 2017, we received $4,000 on a previously-existing promissory note, written in 2016, for which a creditor had not contributed the full amount. All evaluations for the existence of Beneficial Conversion Features for the full value of this creditor’s note were performed in 2016.

During the three months ended March 31, 2017, we converted no U.S. convertible promissory notes. However, we issued 2,500,000 to retire an interest payable in the amount of $2,374.

Short-term portion of long-term debt

As discussed in the Long-term notes payable section of this Note, in 2016 we converted a trade account payable balance with a consultant in the amount of $34,250 to a three-year amortizing promissory note. The short-term portion of that note which is due in twelve months or less, is $11,172.

Short-term notes payable

Short-term notes payable increased from $15,858 to $16,803 which was all due to foreign exchange effect as of March 31, 2017.

Long-term notes payable

On August 9, 2016, we converted a trade account payable balance with a consultant in the amount of $34,250 to a three-year amortizing promissory note with interest at 5%, but accrues at 18% for amounts in default. As of March 31, 2017, we accrued a total of $921 and paid a total of $800 in interest and paid a total of $5358 in principal. The remaining principal balance is presented on the balance sheet in two components: the portion that is due within twelve months ($11,172) and the portion which is due in periods after twelve months ($17,720).

Note 7 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	3/31/17	12/31/16

Net operating loss carry-forward	4,214,417	4,048,660

Deferred tax asset at 39%	$1,643,623	$1,578,977
Valuation allowance	(1,643,623)	(1,578,977)
Net future income taxes	$-	$-

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

Tautachrome’s patented and patent pending KlickZie technology addresses a major new need and a major nw opportunity of the internet age.

The need is for a way to trust the pictures and videos we see on the web. The opportunity is to be able to use the pictures and videos we see on the web as impromptu windows od communication between people. .

There is current need for a universally available, downloadable system that turns the everyday pictures and videos we take from our smartphones into imagery that is completely trustable to any third party seeing it. With such a system two kinds of imagery would appear on the web: On the one hand imagery whose trustworthiness everybody can be absolutely certain of, and on the other hand all the rest of the imagery which nobody has any idea of its trust worthiness. The KlickZie system aims to satisfy this fundamental need for universal trustability.

Solving the need for trustability also opens the door to an enormous new opportunity. This is the opportunity to use pictures and videos on the web to readily and safely interact with each other via the imagery itself. it is frequently the case that when you run across interesting imagery on the web you won’t know anything about it, including who the author is, who else may have seen it, or what others may think or know about it. By allowing people to interact with interesting or important pictures or videos by using the imagery itself as the portal of communication, the system can add the viewpoints and the information offerings of interacting people to the richness of the pictures and videos. This can be carried by the system into the future along with the imagery, as an evolving tapestry of interaction and imagery.

How KlickZie technology works: The KlickZie Activation Platform Consumers will download KlickZie’s free camera upgrade software into their mobile device (iPhone, Android or other smartphone) which thereafter activates the pictures and videos taken by their device using proprietary KlickZie technology. Behind the scenes, the powerful and secure KlickZie software will capture the imagery and all available metadata related to the imaging event, and mark the imagery and its metadata with advanced, highly undetectable KlickZie marking technology.

KlickZie Activation KlickZie activation will add a new world of usefulness to ordinary pictures and videos. People who come across an activated picture can communicate with an amenable author of the picture, or with amenable others who have seen the picture or with the data stored in the picture by merely clicking or touching the picture (“touch-to-comm”). The picture itself makes the communication happen. It does not matter where or how you come across an activated picture, you can engage it, interact with it, or share it, just by touching or clicking it.

What happens to an activated picture from its creation onward gets invisibly added to the picture’s data and can be tracked into the future. Activated pictures can answer many questions. For example, in a group photo you could ask: Have any of the people in my contacts list interacted with this picture? Are any of them engaging it right now? Who else besides my contacts have already engaged this picture in some way? And given an amenable author, who took it? Where? When?

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

KlickZie Product Rollout. Rolling out KlickZie requires hiring activity to round out the Company technical team. Additional required technical staff include: cloud architects, database engineers, image processing engineers, full stack software engineers, steganography software developers, app development software engineers, and smartphone code defense software engineers.

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

Results of Operations - Three months ended March 31, 2017 versus 2016

We had general and administrative expenses of $130,936 for the three months ended March 31, 2017 versus $123,595 for the same period in 2016, or a 6% increase, mostly due to increases in consulting costs.

During the three months ended March 31, 2016, we amortized $27,249 of the acquisition cost of Photosweep to expense. We had no such amortization in the current year since the asset was fully impaired as of December 31, 2016.

Interest expense decreased from $143,613 during the three months ended March 31, 2016 to $57,067 during the same period in 2017. During 2016, we issued convertible promissory notes in Australia containing Beneficial Conversion Features which we accounted for immediately as interest expense since the notes were callable by the maker at any time. We issued no new notes in Australia during the current period.

During the three months ended March 31, 2017, we had other comprehensive loss of $47,973 versus a loss of $33,763 during the same period in 2016, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $235,976 and $328,220 during the three months ended March 31, 2017 and 2016 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has $5,723 in cash and liabilities totaling $3,633,436. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at March 31, 2017 and December 31, 2016. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Plan of Operation

Our immediate term plans for operations is discussed extensively in Item 7 – Management’s Discussion and Analysis or Plan of Operation included in our Form 10-K as of December 31, 2016, filed with the Commission on April 19, 2017 and is herein incorporated by reference.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: May 11, 2017	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

