Form 10-Q
period 2017-06-30
TAUTACHROME INC.
filed 2017-08-11
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of August 10, 2017, was 1,687,982,960.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

	6/30/2017	12/31/2016
ASSETS
Current assets:
Cash	$6,974	$1,850
Total current assets	6,974	1,850
TOTAL ASSETS	$6,974	$1,850

LIABILITIES
Accounts payable and accrued expenses	$283,037	$275,760
Accounts payable - related party	15,304	25,486
Loans from related parties	100,839	99,434
Convertible notes payable - related party	59,160	49,160
Short-term convertible notes payable, net	669,397	583,674
Short-term notes payable	16,946	15,858
Short-term portion of long-term debt	-	11,034
Court judgment liability	2,432,489	2,382,374
Total current liabilities	3,577,172	3,442,780

Long-term convertible notes payable, net	44,989	87,528
Long-term notes payable	-	19,659
Total non-current liabilities	44,989	107,187

TOTAL LIABILITIES	3,622,161	3,549,967

STOCKHOLDERS' EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at June 30, 2017 and December 31, 2016	1,380	1,380
Common stock, $0.00001 par value. Four billion shares authorized. 1,687,982,960 and 1,672,789,717 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	16,880	16,728
Additional paid in capital	3,741,758	3,421,595
Common stock payable	10,586	10,586
Accumulated deficit	(7,416,144)	(7,081,154)
Effect of foreign currency exchange	30,353	82,748
TOTAL STOCKHOLDERS' EQUITY	(3,615,187)	(3,548,117)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,974	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative	$204,515	$223,380	$73,579	$99,785
Depreciation, depletion and amortization	-	59,517	-	32,268
Total operating expenses	204,515	282,897	73,579	132,053
Operating loss	(204,515)	(282,897)	(73,579)	(132,053)

OTHER INCOME / (EXPENSE)
Interest expense	(130,475)	(183,354)	(73,408)	(39,741)
Total other	(130,475)	(183,354)	(73,408)	(39,741)
Net loss	$(334,990)	$(466,251)	$(146,987)	$(171,794)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(52,395)	(16,538)	(4,422)	17,225
Net comprehensive loss	$(387,385)	$(482,789)	$(151,409)	$(154,569)

Net loss per common share - basic and diluted	$-	$-	$-	$-
Weighted average shares outstanding	1,683,220,051	2,999,562,001	1,687,933,509	3,000,633,430

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series D		Additional Paid	Stock	Other Comprehensive	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	in Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, 12/31/15	2,987,633,430	$29,876	-	$-	$1,539,442	$-	$81,301	$(2,480,423)	$(829,804)

Acquisition of Photosweep, LLC	13,000,000	130			353,470				353,600
Beneficial conversion feature of convertible notes					335,799				335,799
Common stock to preferred stock swap	(1,379,510,380)	(13,795)	13,795,104	1,380	1,100,746				1,088,331
Conversion of debt	51,666,667	517			60,104	10,586			71,207
Effect of debt modifications					18,760				18,760
Imputed interest					13,274				13,274
Effect of foreign currency exchange							1,447		1,447
Net loss								(4,600,731)	(4,600,731)
Balance, 12/31/16	1,672,789,717	$16,728	13,795,104	1,380	$3,421,595	$10,586	$82,748	$(7,081,154)	$(3,548,117)

Shares issued for conversion of debt	8,493,243	85			54,081				54,166
Shares issued for services	6,700,000	67			84,262				84,329
Beneficial conversion feature of convertible notes					177,040				177,040
Imputed interest					4,780				4,780
Effect of foreign currency exchange							(52,395)		(52,395)
Net loss								(334,990)	(334,990)
Balance, 6/30/17	1,687,982,960	$16,880	13,795,104	$1,380	$3,741,758	$10,586	$30,353	$(7,416,144)	$(3,615,187)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(334,990)	$(466,251)
Depreciation, depletion and amortization	-	59,517
Stock-based compensation	84,330	-
Amortization of discounts on notes payable	47,703	141,543
Imputed interest	4,780	5,214

Changes in operating assets and liabilities:
Prepaid expenses	-	(3,564)
Accounts payable and accrued expenses	94,707	62,111
Accounts payable - related party	490	2,796
Net cash used in operating activities	(102,980)	(198,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Photosweep, LLC	-	(39,000)
Net cash used in investing activities	-	(39,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	181,040	165,426
Principal payments on notes payable	(30,693)	-
Proceeds from related-party loan	11,152	87,239
Principal payments on related-party loans	(1,000)	(12,192)
Net cash provided by financing activities	160,499	240,473

Effect of exchange rate changes on cash and cash equivalents	(52,395)	(16,538)

Net increase/(decrease) in cash	5,124	(13,699)
Cash and equivalents - beginning of period	1,850	15,428
Cash and equivalents - end of period	$6,974	$1,729

SUPPLEMENTARY INFORMATION
Cash paid for interest	$627	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$177,040	$249,053
Common stock for Photosweep acquisition	$-	$353,600
Note modification	$-	$23,812
Conversions of principal and interest to equity	$54,174	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2017. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2016, as reported in Form 10-K filed with the Securities and Exchange Commission on April 19, 2017.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the six months ended June 30, 2017 and 2016 as the effect of our potential common stock equivalents would be anti-dilutive.

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

For the six months ended June 30, 2017, we received $151 in cash loans from the 22nd Trust. At June 30, 2017, we owed $99,749 and $13,527 in principal and interest to the Trust, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan an imputed interest expense of $2,140 was recorded as additional paid-in capital for the six months ended June 30, 2017. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the six months ended June 30, 2017, we received $11,000 in related-party loans from our Board Chairman and CEO, Dr. Jon Leonard, and repaid $1,000 in principal. At June 30, 2017, we owed Dr. Leonard $59,160.

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

During the six months ended June 30, 2017, we issued 8,493,243 shares in conversion of two outstanding convertible promissory notes. We recorded a reduction of the balance of such notes of $37,822 and $15,959, respectively. We recognized no gain or loss on their conversions as they were converted within the terms of conversion.

During the six months ended June 30, 2017, we issued 6,700,000 shares pursuant to our agreement with four consultants. We valued the shares at their grant-date fair values and recorded expense of $84,329.

At June 30, 2017 and December 31, 2016, we had 1,687,982,960 and 1,672,789,717 common shares issued and outstanding, respectively, from a total of four billion authorized.

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the six months ended June 30, 2017, we imputed $4,780 of such interest.

Beneficial Conversion Features

As discussed in Note 6, we issued certain promissory notes in the United States containing beneficial conversion features. During the six months ended June 30, 2017, we recorded an increase in Additional Paid in Capital of $177,040. We account for these Beneficial Conversion Features as debt discounts and amortize using the Effective Interest Method.

Note 6 – Debt

Loans from related parties

As is discussed in Note 4, we owed $172,436 in related-party debts consisting of $99,749 and $13,527 unpaid principal and interest, respectively, to the 22nd Trust and $59,160 owed to our CEO, Dr. Jon Leonard.

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

The aggregate amount of shares that may be issued upon conversion for convertible notes issued in both Australia and the Unites States is 111,347,215.

Convertible notes payable at June 30, 2017 and December 31, 2016 and their classification into long-term and short-term were as follows:

	6/30/17	12/31/16
Long-term and short-term combined
Unpaid principal	$919,651	$747,129
Discounts	(205,265)	(75,927)
Convertible notes payable, net	$714,386	$671,202

Classified as short-term
Unpaid principal balance	$690,893	$597,371
Discounts	(21,496)	(13,697)
Convertible notes payable - short-term, net	$669,397	$583,674

Classified as long-term
Unpaid principal balance	$228,758	$149,758
Discounts	(183,769)	(62,230)
Convertible notes payable - long-term, net	$44,989	$87,528

Convertible promissory notes issued in Australia

During the six months ended June 30, we had one creditor convert to common stock. We issued 5,250,000 common shares and extinguished $37,822 and $2,049 in interest, respectively and recognized no gain or loss other than a $386 foreign exchange effect.

We accrued $12,390 of nominal interest on these notes for the six months ended June 30, 2017.

Australian convertible notes payable can convert to 77,873,300 common shares in the aggregate.

Convertible promissory notes issued in the United States

All convertible promissory notes issued in the United States bear interest at 5%, and contain conversion privileges which vary depending upon the date issued, but they may convert to an aggregate of 91,816,628 common shares.

During the six months ended June 30, 2017, we received $22,040 in loans pursuant to a convertible promissory note issued in 2016 on which the Company and the creditor agreed, on December 31, 2016, to extend the note to additional amounts paid to the Company by the creditor, inheriting the conversion and interest privileges from the original convertible promissory note. We evaluated this tranche of funding for beneficial conversion features and calculated a value of $22,040 which we are accounting for as debt discounts.

Also during the six months ended June 30, 2017, we received $4,000 on a previously-existing promissory note, written in 2016, for which a creditor had not contributed the full amount. All evaluations for the existence of Beneficial Conversion Features for the full value of this creditor’s note were performed in 2016.

During the six months ended June 30, 2017, we converted one U.S. convertible promissory note to common stock. We issued 743,243 shares to retire $11,000 and $534 of principal and interest, respectively, recognizing no gain or loss on the conversion. In addition, we issued 2,500,000 to retire an interest payable in the amount of $2,374.

During the six months ended June 30, 2017, we received $155,000 pursuant to three convertible promissory notes. We evaluated these notes for beneficial conversion features and calculated a value of $155,000 which we are accounting for as debt discounts.

Short-term portion of long-term debt

As discussed in the Long-term notes payable section of this Note, in 2016 we converted a trade account payable balance with a consultant in the amount of $34,250 to a three-year amortizing promissory note. During the six months ended June 30, 2017, we paid this amortizing note in full.

Short-term notes payable

Short-term notes payable increased from $15,858 at December 31, 2016 to $16,946 which was all due to foreign exchange effect as of June 30, 2017.

Long-term notes payable

On August 9, 2016, we converted a trade account payable balance with a consultant in the amount of $34,250 to a three-year amortizing promissory note with interest at 5%. During the six months ended June 30, 2017, we paid $30,693 and $627 in principal and interest, respectively, retiring the note.

Note 7 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	6/30/17	12/31/16

Net operating loss carry-forward	4,325,346	4,048,660

Deferred tax asset at 39%	$1,686,885	$1,578,977
Valuation allowance	(1,686,885)	(1,578,977)
Net future income taxes	$-	$-

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

Results of Operations - Six months ended June 30, 2017 versus 2016

We had general and administrative expenses of $204,515 for the six months ended June 30, 2017 versus $223,380 for the same period in 2016, or a about a 8% decrease, mostly due to reductions in our operations in Australia.

During the six months ended June 30, 2016, we amortized $59,517 of the acquisition cost of Photosweep to expense. We had no such amortization in the current year since the asset was fully impaired as of December 31, 2016.

Interest expense decreased from $183,354 during the six months ended June 30, 2016 to $130,475 during the same period in 2017. During 2016, we issued convertible promissory notes in Australia containing Beneficial Conversion Features which we accounted for immediately as interest expense since the notes were callable by the maker at any time. We issued no new notes in Australia during the current period.

During the six months ended June 30, 2017, we had other comprehensive loss of $52,395 versus a loss of $16,538 during the same period in 2016, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $387,385 and $482,789 during the six months ended June 30, 2017 and 2016 are a result of the above items.

Results of Operations - Three months ended June 30, 2017 versus 2016

We had general and administrative expenses of $73,579 for the three months ended June 30, 2017 versus $99,785 for the same period in 2016, or a 26% decrease, mostly due to decreases in our operations in Australia.

During the three months ended June 30, 2016, we amortized $32,268 of the acquisition cost of Photosweep to expense. We had no such amortization in the current year since the asset was fully impaired as of December 31, 2016.

Interest expense increased from $39,741 during the three months ended June 30, 2016 to $73,408 during the same period in 2017. Due to increases in debt levels in the United States.

During the three months ended June 30, 2017, we had other comprehensive loss of $4,422 versus a gain of $17,225 during the same period in 2016, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $151,409 and $154,569 during the three months ended June 30, 2017 and 2016 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has $6,974 in cash and liabilities totaling $3,622,161. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2017 and December 31, 2016. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: August 11, 2017	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

