Form 10-Q
period 2017-09-30
TAUTACHROME INC.
filed 2017-11-03
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2017, was 1,687,982,960.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

	9/30/2017	12/31/2016
ASSETS
Current assets:
Cash	$3,624	$1,850
Total current assets	3,624	1,850
TOTAL ASSETS	$3,624	$1,850

LIABILITIES
Accounts payable and accrued expenses	$311,966	$275,760
Accounts payable - related party	15,555	25,486
Loans from related parties	101,175	99,434
Convertible notes payable - related party	59,160	49,160
Short-term convertible notes payable, net	681,279	583,674
Short-term notes payable	17,236	15,858
Short-term portion of long-term debt	-	11,034
Court judgment liability	54,000	2,382,374
Total current liabilities	1,240,371	3,442,780

Long-term convertible notes payable, net	67,318	87,528
Long-term notes payable	-	19,659
Total non-current liabilities	67,318	107,187

TOTAL LIABILITIES	1,307,689	3,549,967

STOCKHOLDERS' EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at September 30, 2017 and December 31, 2016	1,380	1,380
Common stock, $0.00001 par value. Four billion shares authorized. 1,687,982,960 and 1,672,789,717 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	16,880	16,728
Additional paid in capital	3,775,434	3,421,595
Common stock payable	10,586	10,586
Accumulated deficit	(5,121,784)	(7,081,154)
Effect of foreign currency exchange	13,439	82,748
TOTAL STOCKHOLDERS' EQUITY	(1,304,065)	(3,548,117)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,624	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative	$236,111	325,442	$31,596	102,062
Depreciation, depletion and amortization	-	92,862	-	33,345
Total operating expenses	236,111	418,304	31,596	135,407
Operating loss	(236,111)	(418,304)	(31,596)	(135,407)

OTHER INCOME / (EXPENSE)
Gain on litigation	2,372,668	-	2,372,668	-
Interest expense	(177,187)	(222,972)	(46,712)	(39,618)
Total other	2,195,481	(222,972)	2,325,956	(39,618)
Net income (loss)	$1,959,370	$(641,276)	$2,294,360	$(175,025)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(69,309)	(35,005)	(16,914)	(18,467)
Net comprehensive income (loss)	$1,890,061	$(676,281)	$2,277,446	$(193,492)

Net (loss) or income per common share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding
Basic	1,684,825,134	2,999,921,751	1,687,982,960	3,000,633,430
Diluted	1,828,761,881	2,999,921,751	1,866,629,731	3,000,633,430

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)

Balance, 12/31/15	2,987,633,430	$29,876	-	$-	$1,539,442	$-	$81,301	$(2,480,423)	$(829,804)

Acquisition of Photosweep, LLC	13,000,000	130			353,470				353,600
Beneficial conversion feature of convertible notes					335,799				335,799
Common stock to preferred stock swap	(1,379,510,380)	(13,795)	13,795,104	1,380	1,100,746				1,088,331
Conversion of debt	51,666,667	517			60,104	10,586			71,207
Effect of debt modifications					18,760				18,760
Imputed interest					13,274				13,274
Effect of foreign currency exchange							1,447		1,447
Net loss								(4,600,731)	(4,600,731)
Balance, 12/31/16	1,672,789,717	$16,728	13,795,104	1,380	$3,421,595	$10,586	$82,748	$(7,081,154)	$(3,548,117)

Shares issued for conversion of debt	8,493,243	85			54,080				54,165
Shares issued for services	6,700,000	67			84,262				84,329
Beneficial conversion feature of convertible notes					204,040				204,040
Imputed interest					11,457				11,457
Effect of foreign currency exchange							(69,309)		(69,309)
Net loss								1,959,370	1,959,370
Balance, 9/30/17	1,687,982,960	$16,880	13,795,104	$1,380	$3,775,434	$10,586	$13,439	$(5,121,784)	$(1,304,065)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$1,959,370	$(641,276)
Stock-based compensation	84,329	92,862
Gain on litigation	(2,372,668)	-
Amortization of discounts on notes payable	71,743	177,030
Imputed interest	11,457	10,655

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	128,858	120,993
Accounts payable - related party	494	17,602
Net cash used in operating activities	(116,417)	(222,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Photosweep, LLC	-	(39,000)
Net cash used in investing activities	-	(39,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	208,040	223,510
Principal payments on notes payable	(30,693)	(884)
Proceeds from related-party loan	11,153	64,791
Principal payments on related-party loans	(1,000)	-
Net cash provided by financing activities	187,500	287,417

Effect of exchange rate changes on cash and cash equivalents	(69,309)	(35,005)

Net increase/(decrease) in cash	1,774	(8,722)
Cash and equivalents - beginning of period	1,850	15,428
Cash and equivalents - end of period	$3,624	$6,706

SUPPLEMENTARY INFORMATION
Cash paid for interest	$627	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$204,040	$249,054
Common stock for Photosweep acquisition	$-	$353,600
Note modification	$-	$23,812
Conversions of principal and interest to equity	$54,167	$-
Note payable for trade payable	$-	$34,250

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note 1 – Organization and Nature of Business

History

Tautachrome, Inc. (formerly Roadships Holdings, Inc.) was formed in Delaware on June 5, 2006 as Caddystats, Inc. and hereinafter collectively referred to as “Tautachrome”, the “Company”, “we’ or “us”).

The Company adopted the accounting acquirer’s year end, December 31.

Our Business

The Company operates in the internet applications space, a space uniquely able to embrace fast growing and novel business. The iPhone, Google, Facebook, Amazon, Twitter, Android, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with the arrival of wholly new business universes.

The Company is developing a system branded “KlickZie” aimed at turning smartphones, including iPhones, Android phones and other smartphones, into trustable imagers and advanced communicators. The pictures and videos from trustable imager will be able to be trusted to be the original, untampered, un-Photoshopped pictures and videos made by the smartphone, and in addition the pictures and videos themselves become advanced communicators, able to be used as living, trusted portals to communicate with others.

The KlickZie system concept consists of downloadable software able to securitize the imaging process in the smartphone, together with an advanced cloud system to authenticate KlickZie pictures and videos and to make possible imagery based communication among people who happen upon KlickZie pictures and videos.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2017. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2016, as reported in Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine months ended September 30, 2017 and 2016 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the year ended December 31, 2016, we had the following transactions with the Twenty Second Trust (the "Trust"), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $18,331 in cash loans to pay operating expenses and repaid no principal.

•	We accrued $4,400 in interest payable to the Trust and paid no interest payments.

•	The outstanding balance at December 31, 2016 to the 22nd Trust was $98,344 and $11,035 for principal and interest, respectively, after adjustments for foreign exchange effect.

For the nine months ended September 30, 2017, we received $153 in cash loans from the 22nd Trust. At September 30, 2017, we owed $100,085 and $14,778 in principal and interest to the Trust, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan an imputed interest expense of $3,345 was recorded as additional paid-in capital for the nine months ended September 30, 2017. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the nine months ended September 30, 2017, we received $11,000 in related-party loans from our Board Chairman and CEO, Dr. Jon Leonard, and repaid $1,000 in principal. At September 30, 2017, we owed Dr. Leonard $59,160.

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

During the nine months ended September 30, 2017, we issued 8,493,243 shares in conversion of two outstanding convertible promissory notes. We recorded a reduction of the balance of such notes of $37,822 and $15,959, respectively. We recognized no gain or loss on their conversions as they were converted within the terms of conversion.

During the nine months ended September 30, 2017, we issued 6,700,000 shares pursuant to our agreement with four consultants. We valued the shares at their grant-date fair values and recorded expense of $84,329.

At September 30, 2017 and December 31, 2016, we had 1,687,982,960 and 1,672,789,717 common shares issued and outstanding, respectively, from a total of four billion authorized.

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

Share Exchange ratio and Preservation of Voting Rights

In the share exchange, each principal received 1 Preferred Share for each 100 common shares retired. Each share of Preferred Shares entitles the holder to 100 votes (and each 1/100th of a Preferred Share entitles the holder to one vote).

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

Related-Party Stock Exchange

On October 27, 2016, the Company entered into the above outlined Share Exchange Agreement with related-parties

Common stock ownership structure immediately before and after execution of the Share Exchange Agreement was as follows:

	Common Stock Ownership
	Immediately Before		Effect of Agreement	Immediately After
	Shares	%		Shares	%

Jon Leonard, PhD	1,387,829,545	46.5%	(1,009,330,578)	378,498,967	23.5%
Micheal Nugent	620,756,473	20.8%	(92,613,893)	528,142,580	32.8%
Matthew Staker	346,957,386	11.6%	(277,565,909)	69,391,477	4.3%
Robert McClelland	8,403,524	0.3%	-	8,403,524	0.5%
Patrick Greene	2,093,080	0.1%	-	2,093,080	0.1%
Non Affiliates	621,593,422	20.8%	-	621,593,422	38.7%
Totals	2,987,633,430	100.0%	(1,379,510,380)	1,608,123,050	100.0%

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the nine months ended September 30, 2017, we imputed $11,457 of such interest.

Beneficial Conversion Features

As discussed in Note 6, we issued certain promissory notes in the United States containing beneficial conversion features. During the nine months ended September 30, 2017, we recorded an increase in Additional Paid in Capital of $204,040. We account for these Beneficial Conversion Features as debt discounts and amortize using the Effective Interest Method.

Note 6 – Debt

Loans from related parties

As is discussed in Note 4, we owed $174,023 in related-party debts consisting of $100,085 and $14,778 unpaid principal and interest, respectively, to the 22nd Trust and $59,160 owed to our CEO, Dr. Jon Leonard.

Convertible notes payable

During the year ended December 31, 2016, we borrowed $193,164 from 26 accredited investors in Australia. These promissory notes can be converted into shares of our common stock at the rate of AU$0.01 per share (the aggregate of which convertible shares for all outstanding Australian convertible notes at December 31, 2016 is 82,873,300). These notes are callable by the makers at any time and accrue interest at 5%. For the year ended December 31, 2016, we accrued $29,343 of interest on these notes and made no interest payments. We evaluated these notes for beneficial conversion features and calculated a value of $147,965, all of which has been immediately expensed as interest expense as the notes are due on demand.

Also during the year ended December 31, 2016, we issued four convertible promissory notes to four accredited investors in exchange for $109,758 in cash. These promissory notes can be converted into shares of our common stock at various separately-negotiated rates (the aggregate of which convertible shares for all outstanding USA convertible notes at December 31, 2016 is 28,473,915).

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

The aggregate amount of shares that may be issued upon conversion for convertible notes issued in both Australia and the Unites States is 185,489,928.

Convertible notes payable at September 30, 2017 and December 31, 2016 and their classification into long-term and short-term were as follows:

	9/30/17	12/31/16
Long-term and short-term combined
Unpaid principal	$956,901	$747,129
Discounts	(208,304)	(75,927)
Convertible notes payable, net	$748,597	$671,202

Classified as short-term
Unpaid principal balance	$701,143	$597,371
Discounts	(19,864)	(13,697)
Convertible notes payable - short-term, net	$681,279	$583,674

Classified as long-term
Unpaid principal balance	$255,758	$149,758
Discounts	(188,440)	(62,230)
Convertible notes payable - long-term, net	$67,318	$87,528

Convertible promissory notes issued in Australia

During the nine months ended September 30, 2017, we had one creditor convert to common stock. We issued 5,250,000 common shares and extinguished $37,822 and $2,049 in interest, respectively and recognized no gain or loss other than a $386 foreign exchange effect.

We accrued $24,469 of nominal interest on these notes for the nine months ended September 30, 2017.

Australian convertible notes payable can convert to 77,873,300 common shares in the aggregate.

Convertible promissory notes issued in the United States

All convertible promissory notes issued in the United States bear interest at 5%, and contain conversion privileges which vary depending upon the date issued, but they may convert to an aggregate of 102,616,628 common shares.

During the nine months ended September 30, 2017, we received $22,040 in loans pursuant to a convertible promissory note issued in 2016 on which the Company and the creditor agreed, on December 31, 2016, to extend the note to additional amounts paid to the Company by the creditor, inheriting the conversion and interest privileges from the original convertible promissory note. We evaluated this tranche of funding for beneficial conversion features and calculated a value of $22,040 which we are accounting for as debt discounts.

Also during the nine months ended September 30, 2017, we received $4,000 on a previously-existing promissory note, written in 2016, for which a creditor had not contributed the full amount. All evaluations for the existence of Beneficial Conversion Features for the full value of this creditor’s note were performed in 2016.

During the nine months ended September 30, 2017, we converted one U.S. convertible promissory note to common stock. We issued 743,243 shares to retire $11,000 and $534 of principal and interest, respectively, recognizing no gain or loss on the conversion. In addition, we issued 2,500,000 to retire an interest payable in the amount of $2,374.

During the nine months ended September 30, 2017, we received $182,000 pursuant to four convertible promissory notes. We evaluated these notes for beneficial conversion features and calculated a value of $182,000 which we are accounting for as debt discounts.

Short-term portion of long-term debt

As discussed in the Long-term notes payable section of this Note, in 2016 we converted a trade account payable balance with a consultant in the amount of $34,250 to a three-year amortizing promissory note. During the nine months ended September 30, 2017, we paid this amortizing note in full.

Short-term notes payable

Short-term notes payable increased from $15,858 at December 31, 2016 to $17,236 which was all due to foreign exchange effect as of September 30, 2017.

Long-term notes payable

On August 9, 2016, we converted a trade account payable balance with a consultant in the amount of $34,250 to a three-year amortizing promissory note with interest at 5%. During the nine months ended September 30, 2017, we paid $30,693 and $627 in principal and interest, respectively, retiring the note.

Note 7 – Litigation

As is discussed in Note 8 to the financial statements on Form 10-K as of December 31, 2016, the Superior Court of Arizona, Pima County, issued a default judgment relating to a lawsuit (the “First Lawsuit”) filed by Richard Morgan in the amount of $2,377,915.

Additionally, a second lawsuit (the “Second Lawsuit) was filed on January 23, 2017, alleging that the Company’s intellectual property assets that were transferred to it by Click Evidence, Inc. (“Click”) under that May 21, 2015 merger of the Company with Click were fraudulently removed from Click and seeks to have them returned.

During the year ended December 31, 2016, we charged $2,377,915 for the judgment itself and $4,459 of accrued interest to December 31, 2016 to Loss on Litigation for the judgment on the First Lawsuit. Additionally, we accrued $44,294 in interest on the judgment for the nine months ended September 30, 2017.

On August 29, 2017, the Court set aside the judgment in the First Lawsuit resulting in the removal of the liability of $2,377,915 and accrued interest of $4,459 at December 31, 2016, as well as the additional accrued interest recorded during 2017 of $44,294, for a total gain of $2,426,668.

The Second Lawsuit remains pending at the date of this report. The Company has evaluated the probability distribution of the amounts, of an award granted to the plaintiff and has determined that the most likely outcome is that the plaintiff will be awarded an award of $5,000. We have therefore accrued $5,000 of judgment liability and recorded a net gain of $2,421,668 to Gain on Litigation.

On October 7, 2017, Eric L. McRae of Sedgwick County, Kansas (“McRae”) filed a complaint against the Company in the United States District Court for the District of Kansas asserting a claim that Tautachrome breached a written agreement for the employment of McRae and seeking an award of damages in excess of $75,000.

Although Tautachrome refutes each and every allegation made by McRae in the complaint and intends to vigorously defend against it, we have accrued $49,000 to expense against this contingency.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	9/30/17	12/31/16

Net operating loss carry-forward	2,006,171	4,048,660

Deferred tax asset at 39%	$782,407	$1,578,977
Valuation allowance	(782,407)	(1,578,977)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

On October 7, 2017, Eric L. McRae of Sedgwick County, Kansas (“McRae”) filed a complaint against the Company in the United States District Court for the District of Kansas asserting a claim that Tautachrome breached a written agreement for the employment of McRae and seeking an award of damages in excess of $75,000.

Tautachrome refutes each and every allegation made by McRae in the complaint and intends to vigorously defend against it.

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

Tautachrome is currently pursuing three avenues of business activity:

1.	KlickZie technology-based business development and monetization, our flagship activity to revolutionize smartphone-based picture and video interaction on the web

2.	KlickZie cryptotoken ecosystem, our KLK cryptotoken development activity, allowing KlickZie users to monetize their pictures and videos with KLK currency in an avalanche of novel ways

3.	Smartphone app development and digital design, our activity to develop and monetize important in-house apps and to generate digital design revenue, an activity carried out by our wholly owned subsidiary Polybia Studios, Pty Ltd of Mermaid Beach, Queensland Australia

1. KlickZie technology-based business activity

Tautachrome’s patented and patent pending KlickZie technology addresses a major need and a new opportunity of the internet age.

The need is for a way to trust the pictures and videos we see on the web. The opportunity is to be able to use the pictures and videos we see on the web as impromptu windows of communication between people.

There is current need for a universally available, downloadable system that transparently turns the everyday pictures and videos we take from our smartphones into imagery that is trustable to any third party seeing it. With such a system two kinds of imagery would appear on the web: Imagery whose trustworthiness everybody can be absolutely certain of, and all the rest of the imagery which nobody has any idea of its trustworthiness. The KlickZie system aims to satisfy this fundamental need for automatic and “at your fingertips” trustability.

There is also a new opportunity that pervasive trustable imagery makes makes possible. This is the opportunity for people to use pictures and videos on the web to readily and safely interact with each other via the imagery itself. it is frequently the case that when you run across interesting imagery on the web you won’t know anything about it, including who the author is, who else may have seen it, or what others may think or know about it. By allowing people to interact with interesting or important pictures or videos by using the imagery itself as the portal of communication, the system can add the viewpoints and the information offerings of interacting people to the richness of the pictures and videos. This can be carried by the system into the future along with the imagery, as an evolving tapestry of interaction and imagery.

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

KlickZie Activation KlickZie activation will add a new world of usefulness to ordinary pictures and videos. People who come across an activated picture can, by merely clicking or touching the picture, communicate with the author of the picture, or with amenable others who have seen the picture (“touch-to-comm”). The picture itself makes the communication happen. It does not matter where or how you come across an activated picture, you can engage it, interact with it, or share it, just by touching or clicking it.

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

•	Phase 1: Build the minimal testable KlickZie system –including the smartphone imaging engine and the service cloud (Rev 1 KlickZie system), identifying and fixing functionality deficiencies and user experience and interface hiccups, building a loyal base of early adopters and defining Rev 2.

•	Phase 2: Build and release Rev 2 into a limited audience to optimize user experience and user interfaces, to define, build, test and finalize viral growth methodology, to finalize the smartphone imaging engine, to test/finalize the cloud subsystem for global scale up, to build a seed population of 200,000 contented users, and to plan global rollout.

•	Phase 3: Roll out KlickZie system globally, culture by culture and language by language, adding support staff and services as rollout moves forward.

Monetizing. As presently conceived, the KlickZie product aims at revenues from four primary sources:

•	Advertising Using pictures and videos as portals of communication allows the presentation of these communications in a framework of the Company’s choice, enabling advertisers to place paid ads within this framework (as is done by Google.)

•	User premium service fees KlickZie is intended to be free to consumers. Since KlickZie is handling user imagery and user imagery-based communications, opportunities for users to gain extra KlickZie service are intended to be provided for a fee-based premium user membership.

•	App Developer Revenue As conceived, the KlickZie imaging engine is a powerful tool for generating trustable imagery. The KlickZie cloud is intended to allow developers access to this powerful engine along with KlickZie-provided developer tools enabling them to develop apps of their own invention, access being granted under a revenue sharing arrangement.

•	Enterprise Revenue Because as conceived the KlickZie imaging engine is a powerful tool for generating trustable imagery, it is able to support the needs of business and industrial enterprises for which trustable imagery from employees, customers or partners is mission critical. Our plans are to license our engine to enterprises on a license fee basis.

First KlickZie revenues. Our Plan of Operations is prepared for first revenues from enterprise users coming on line within the first year after the receipt of funding sufficient to round out the KlickZie team. Preparations for other KlickZie revenue are geared for the two year and out timeframe.

2. KlickZie cryptotoken ecosystem activity: a cryptotoken for the KlickZie user

People own and are regular users of 2.5 billion smartphones (including tablets and other connected smart digital imaging devices), and each year trillions of pictures and frames of video are created with these devices.

We believe this enormous flow of smartphone digital imagery has substantial and global economic value that can and should be simply and universally tapped by the ordinary smartphone users themselves. Until KlickZie that economic value has been impossible for ordinary users to access. There are two reasons for this.

First, and what KlickZie solves, is that in order to be monetizable, imagery ownership has to be reliably attached to its author together with the level of trustability of the imagery, the meta data associated with its creation, and its degree of modification since creation. Without reliable ownership, monetization can’t happen.

And second, and what blockchain network technology solves, is that for the ordinary smartphone users themselves to avail themselves of the potential value of their smartphone imagery, there needs to be a monetizing ecosystem built upon smartphone imagery that is equipped to trade in it, and that every KlickZie user can access.

Both of these ingredients are essential for the mass monetization of the smartphone generated imagery market for the benefit and use of the smartphone users themselves.

Blockchain technology and the KlickZie blockchain

Blockchain technology, introduced to the world by Bitcoin, is a wholly digital, internet based value exchange system that is not controlled by any central authority and runs on immutable cryptographic algorithms employing cryptographically secured ownership and exchange of the value element of the system, designated BTC in Bitcoin’s blockchain.

The Company’s KlickZie blockchain, currently being developed, will implement a value exchange ecosystem for smartphone imagery employing a cryptotoken value element designated the KLK cryptotoken (KLK pronounced “click”).

The KLK ecosystem will be an autonomous wholly digital, internet based value system that is not controlled by the Company or by any central authority and like Bitcoin, is running on its own block chain using immutable cryptographic algorithms in which the ownership and exchange of the KLK token will be cryptographically secured.

The Company’s aim is to associate KlickZie imagery with KLK tokens, and to foster global usage of the KLK token in the exchange of value related to smartphone imagery. For situations where the KlickZie cloud system facilitates a KLK-based value exchange, KlickZie will receive a small percentage of the KLKs exchanged for its service.

Wikipedia-based description of blockchain technology

A blockchain is a continuously growing list of records, called blocks, which are linked and secured using cryptography. Each block typically contains a hash pointer as a link to a previous block, a timestamp and transaction data. By design, blockchains are inherently resistant to modification of the data. A blockchain can serve as an open, distributed ledger that can record transactions between two parties efficiently and in a verifiable and permanent way. Once recorded, the data in any given block cannot be altered retroactively without the alteration of all subsequent blocks, which cannot happen without a collusion of a magnitude that cannot practically occur.

Blockchains are secure by design and are an example of a distributed computing system with high fault tolerance. Decentralized consensus is achieved with a blockchain. This makes blockchains suitable for the recording of transactions of any kind.

The first distributed blockchain was conceptualized by Satoshi Nakamoto in 2008 and implemented the following year as a core component of the digital currency Bitcoin, where the blockchain serves as the public ledger for all transactions with bitcoin. The invention of the blockchain and its use by bitcoin made bitcoin the first digital currency to solve the double spending problem, without the use of a trusted authority or central server. The bitcoin design has been the inspiration for many other applications.

A blockchain transaction system is fast with a built-in mechanism that establishes trust, requires no specialized equipment, has no chargebacks or monthly fees, and provides a collective bookkeeping solution for ensuring transparency and trust.

The KlickZie Cryptotoken; establishing a monetizing ecosystem for KlickZie users

We believe that the KLK monetizing ecosystem will provide value to KlickZie users as well as to the Company and its shareholders.

With the KLK token in place a new and significant impact may be the transfer of additional wealth into the hands of the consumer. This transfer can be understood by looking at a single example: the advertising business associated with popular social network versus the KlickZie social network.

Below, the picture on the left is how it is now. Advertisers feed ads to users and pay money to the social networks who get all the money and who distribute the users’ own content back to them with ads.

The picture on the right is how it is conceived for KlickZie. Advertisers will feed ads plus KLK to users, but only to users who want the ads. KlickZie will be paid in KLK or $, or both, and KlickZie will distribute the users content to them along with the ads.

KlickZie users will own the imagery they create, both normal imagery and the “view only” pictures or videos, if any, that they create using KlickZie’s Private Picture feature. They also will own any proprietary communications they create using KlickZie’s Touch to Comm functionality. Ownership of imagery can be sold for KLK tokens under a standard smart contract provided in the KLK blockchain. Access to view-only private pictures and proprietary communications owned by users can also be sold for KLK tokens under standard smart contracts provided in the KLK blockchain.

KlickZie is intended to activate, encrypt and store imagery and its meta data on the KlickZie cloud as it is created. Activated imagery which is subsequently modified and then shared is also stored in the KlickZie cloud. KlickZie could then provide trustability reports using a standard smart contract provided on the KLK blockchain.

The KLK blockchain would record the ownership of imagery, the ownership of view-only Private Picture imagery and the ownership of proprietary communications as they are created. Sales of imagery-ownership and the sales of access to Private Picture imagery and proprietary communications made under existing KLK standard smart contracts would then be recorded on the KLK blockchain.

Once launched, KlickZie would no longer have control of the blockchain. The picture below shows the separation of the KlickZie cloud activities from the execution of smart contracts on the KLK blockchain.

Interactions in the KlickZie Trusted Imaging Ecosystem

Major Stakeholders in the KlickZie Ecosystem

The major stakeholders in KlickZie and KLK ecosystem remain the same: the business and non-business organizations with mission critical uses of usage of KlickZie trusted imaging, the independent app developers creating innovative apps exploiting KlickZie technology and the KLK ecosystem using KlickZie app-development tools, consumers adopting and using the KlickZie imaging app in their connected devices, and the KlickZie team who will support the broad usage of KlickZie technology and develop and capture intellectual property for the benefit of Tautachrome and other KlickZie stakeholders.

Monetizing the KlickZie Trusted Imagery Ecosystem with the KlickZie “KLK” Token

Independently Developed Apps

The KlickZie app provides a structure for a robust ecosystem that independent developers can take advantage of by creating innovative applications of their own. To assist, the KlickZie team will provide tools for app developers to easily use the KlickZie downloadable software and the KlickZie cloud to create new and valuable ways to use activated imagery.

KLK Payments, App Developers and KlickZie users

KLK payment made by a KlickZie user to an app developer would trigger a revenue sharing payment to Tautachrome under a standard smart contract provided on the blockchain.

Payments in KLK made in an exchange between users in which KlickZie services are used to generate the exchange will also trigger a commission payment to Tautachrome under a standard smart contract on the blockchain.

KlickZie Userbase Growth and KLK Awards

Consumers would be awarded KLK when KlickZie is downloaded and used. New KlickZie users would be supplied with a KlickZie-provided digital wallet containing the awarded KLK. Also, a user whose picture prompts a download by a new adopter would be rewarded with KLK. KlickZie users would be provided options allowing them to advertise KlickZie to others via their pictures and other means, and would be rewarded with KLK tokens as their efforts result in KlickZie downloads. At user option, a KlickZie picture or video would carry the message to the effect “I’m KlickZie the amazing picture and video app. I’m free. Download me now.” These simple KLK token reward features are a natural driver of fastest possible user growth.

New Team members

The Company has entered into a Pilot Agreement with Honeycomb Digital, LLC in Magnolia Texas (www.honeycomb.digital) to develop a “sample system” reflecting the Company’s KlickZie cloud requirements in accordance with the Company’s KlickZie and KLK requirements. Honeycomb has provided 100% web-based scalable private media libraries with advanced security locking, asynchronous access governance (non-centralized), and easy to use transactional digital rights management to national and global companies since 2001. Honeycomb reduces object load, software platform development requirement, datastore and deployment infrastructure resulting in highly scalable private cloud environments comparable to best in class top tier data centers.

The company has entered into a joint effort to develop the KlickZie blockchain and a KLK token offering with a small R&D company, Kelecorix, Inc. of Rockledge. Florida, with personnel in the US, Estonia and the Ukraine. The effort is proceeding well, with a launch target for shortly after year end.

3. Smartphone app development and digital design

Our activity to develop and monetize important in-house apps and to generate digital design revenue, is being carried out by our wholly owned subsidiary Polybia Studios, Pty Ltd of Mermaid Beach, Queensland Australia.

Recent development work by Polybia includes:

•	the internal software systems, database servers and branding for travelKeep, a mobile security and networking application for travelers.

•	websites and branding for companies such as Tautachrome, Novagen Ingenium, Renegade Engines, and Ronna Burton.

In addition, Polybia will play an important role in the development of the KlickZie Platform by providing the embedded software development for KlickZie’s advanced image capture, marking and securitization of code for smartphones, tablets, PCs, and other state of the art social sharing platforms. Polybia will also lead the company’s graphic, branding and web design optimization for the mobile user.

Funding

The KlickZie product rollout requires additional funding. We have said, and continue to say, that his funding may be accomplished by incurring debt, by equity sale or through any other means.

Token Offering

Presently, a viable funding means is the sale of our KLK cryptotokens. The market for crypto “value elements” such as cryptocurrencies like Bitcoin and cryptotokens like KLK is a global market and is presently receiving significant attention. We believe that the value that KlickZie technology and the KLK ecosystem offer will enable us to achieve a successful KLK token sale deriving funds that will allow the Company to develop both a vibrant KLK ecosystem and the powerful KlickZie technology we envision.

Fortune 50 project

Earlier this year the Company reported a substantial project effort on its part developing a business model for a Fortune 50 US company (code named company F-50). The project was aimed at gaining funding for KlickZie development and using the KlickZie system to solve large scale F-50 operational and revenue problems. At this time the project is stalled, and we do not have an estimate as to when if ever it will become un-stalled. We continue to believe that the economic payoff of KlickZie will be attractive and lucrative for companies such as F-50 with a global reach and with a large number of consumer customers.

No assurances

There can be no assurances given that any of our funding efforts will be successful.

Tautachrome uses its Twitter site to post important information about the Company. To keep current with Tautachrome, Inc., please visit us at our Twitter site at https://twitter.com/tautachrome_inc.

Results of Operations - Nine months ended September 30, 2017 versus 2016

We had general and administrative expenses of $236,111 for the nine months ended September 30, 2017 versus $325,442 for the same period in 2016, or a about a 27% decrease, mostly due to reductions in our operations in Australia.

During the nine months ended September 30, 2016, we amortized $92,862 of the acquisition cost of Photosweep to expense. We had no such amortization in the current year since the asset was fully impaired as of December 31, 2016.

Interest expense decreased from $222,972 during the nine months ended September 30, 2016 to $177,187 during the same period in 2017. During 2016, we issued convertible promissory notes in Australia containing Beneficial Conversion Features which we accounted for immediately as interest expense since the notes were callable by the maker at any time. We issued no new notes in Australia during the current period.

As discussed in Note 7 to the financial statements, we recorded a Gain on Litigation of $2,372,668 relating to our lawsuits with a previous consultant. We had no such gain in the previous year.

During the nine months ended September 30, 2017, we had foreign exchange loss of $69,309 versus a loss of $35,005 during the same period in 2016, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive gains and losses of $1,890,061 (gain) and $676,281 (loss) during the nine months ended September 30, 2017 and 2016 are a result of the above items.

Results of Operations - Three months ended September 30, 2017 versus 2016

We had general and administrative expenses of $31,596 for the three months ended September 30, 2017 versus $102,062 for the same period in 2016, or a 70% decrease, mostly due to decreases in our operations in Australia.

During the three months ended September 30, 2016, we amortized $33,345 of the acquisition cost of Photosweep to expense. We had no such amortization in the current year since the asset was fully impaired as of December 31, 2016.

Interest expense increased from $39,618 during the three months ended September 30, 2016 to $46,712 during the same period in 2017 due to increases in debt levels in the United States.

As discussed in Note 7 to the financial statements, we recorded a Gain on Litigation of $2,372,668 relating to our lawsuits with a previous consultant. We had no such gain in the previous year.

During the three months ended September 30, 2017, we had foreign exchange loss of $16,914 versus a loss of $18,467 during the same period in 2016, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive gain and losses of $2,277,446 (gain) and $193,492 (loss) during the three months ended September 30, 2017 and 2016 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has $3,624 in cash and liabilities totaling $1,307,689. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at September 30, 2017 and December 31, 2016. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us, other than that described in Notes 7 and 9, or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

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

Tautachrome, Inc

Date: November 3, 2017	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

