Form 10-K
period 2017-12-31
TAUTACHROME INC.
filed 2018-04-02
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number 333-141907

TAUTACHROME, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	20-5034780
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

1846 E. Innovation Park Drive, Oro Valley, Arizona 85755 (Address of principal executive offices, including zip code.)
(520) 318-5578 (Registrant’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $6,592,777 (based on the closing price of $0.009 on June 30, 2017 on the OTCQB).

As of March 31, 2018, the registrant had 1,702,937,967 shares of its common stock outstanding.

Documents Incorporated by reference: None.

TAUTACHROME, INC.

FORM 10-K

For the Years Ended December 31, 2017 and 2016

PART 1 – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

All references in this Annual Report to the “Company,” “we,” “us” or “our” are to Tautachrome, Inc. and our wholly owned subsidiaries.

Item 1. Business Factors

History

The Company was formed in Delaware on June 5, 2006 as Caddystats, Inc.

On March 3, 2009, the Company acquired all of the voting shares of Roadships Holdings, Inc., a Florida Corporation, and Roadships America, Inc., also a Florida Corporation in exchange for an aggregate of 16,025,000 shares of the Company’s common stock. On March 4, 2009, the Company changed its name to Roadships Holdings, Inc.

On May 26, 2015, the Company acquired all the voting shares of Click Evidence Inc., an Arizona corporation. Effective November 2, 2015, the Company changed its name to Tautachrome Inc.

Our Business

Tautachrome operates in the internet applications space, a large space we believe to be uniquely able to make possible fast growing and novel business. The iPhone, Google, Facebook, Amazon, Twitter, Android, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with new business universes out of nowhere. A recent surprise was the arrival in the internet applications space of blockchain technology, which is empowering enterprises of all sizes to create ecosystems of trade based on self-introduced and globally useable cryptocurrencies. The arrival of blockchain technology has added a significant new and leading element to Tautachrome’s business plans and activities.

Tautachrome is currently pursuing two main avenues of business activity based on our patented imaging technology (branded “KlickZie” technology):

1.	KlickZie’s blockchain cryptocurrency based ecosystem: our recently added activity to create our own KlickZie blockchain and cryptocurrency to incentivize user download of KlickZie products and to provide a crypto based monetary stream to the Company, and

2.	KlickZie technology-based business: our longstanding flagship activity to develop and monetize downloadable apps based on our patented KlickZie trusted imaging technology and based on our patented trusted image-based social interactions using the pictures and videos that smartphone users generate on the web using their KlickZie imaging app.

1. KlickZie blockchain cryptocurrency based ecosystem

In September 2017 we formed a development team of providers to develop a KlickZie blockchain (branded the “zChain”) to handle the transactions on a cryptocurrency ecosystem with a cryptotoken designated “KLK.” The KLK cryptotoken is intended to be the currency of the imagery trading ecosystem allowing KlickZie users to monetize their pictures and videos and thereby enabling ability for widescale buying, selling and licensing of KlickZie pictures and videos.

The development team that was formed, consists of individuals from the blockchain development company Kelecorix, Inc., and individuals from the image storage company Honeycomb Digital, LLC. The team is developing the software and architecture for the implementation of a simple KlickZie app that seek to implement the ownership properties of KlickZie imaging, which coupled with the blockchain-based ownership of KLK cryptotokens, could then be used to trade and license image ownership.

A monetizing ecosystem for the KlickZie app user aims to provide value to KlickZie users as well as to the Company and its shareholders.

Like other blockchains, the zChain is intended to run in a decentralized manner without any management or oversight. Its utility to KlickZie app users would come from “smart contracts” residing on the zChain implementing the buying, selling licensing and other trading features on the zChain. Its utility to the Company would come from two sources. The first is a commission on zChain smart contract transactions that involve participation by the Company to complete (for instance the certification of the validity of KlickZie imagery when requested). The second is the use of KLK tokens to provide incentives for smartphone users to download and use the KlickZie app with the aim of encouraging a rapid growth in the KlickZie userbase.

With the KLK token in place we seek to provide a new value to the KlickZie app user through the transfer of additional wealth to the user. Because KlickZie users own the imagery they create, its use by others, including advertises wishing to engage with them, could do so through the execution of a smart contract on the zChain transferring KLK currency from the advertiser to the user in exchange for the receipt of advertising imagery from the advertiser.

2. KlickZie technology-based business activity

Tautachrome’s KlickZie technology addresses two features of the internet age that create a new need and a new opportunity. The first is the need for a way to trust the pictures and videos you see on the web. Right now the trillions of pictures and frames of video on the web are so easily and often falsified that trustability of internet imagery is essentially zero. For this reason we believe that a universally available, downloadable system that turns the everyday pictures and videos we take from our smartphones into imagery that can be completely trustable to any third party seeing it, will have substantial value . With such a system two kinds of imagery will exist on the web: On the one hand imagery whose trustworthiness everybody can be certain of, and on the other hand all the rest of the imagery for which the notion of trust is meaningless. The KlickZie system aims to satisfy the requirement of for universal trustability for the ordinary imagery it produces.

The technology required for trustability also opens the door to a new opportunity. This is the opportunity to enable people to use KlickZie pictures and videos on the web to readily and safely interact with each other via the imagery itself. It is frequently the case that when you run across interesting imagery on the web you cannot know anything about it, including who the author is, who else may have seen it, or what others may think or know about it. By allowing people to interact with interesting or important pictures or videos by using the imagery itself as the portal of communication, the KlickZie system can add the viewpoints and the information offerings of interacting people to the richness of the pictures and videos. This can be carried by the system into the future along with the imagery, as an evolving information structure of interaction and imagery.

How KlickZie technology is intended to work: The KlickZie Activation Platform

Users will download KlickZie’s free software into their mobile device (iPhone, Android or other smartphone). The software, an upgrade to the smartphone’s camera software, will activate the pictures and videos taken by their device using proprietary KlickZie marking technology. Behind the scenes, KlickZie will capture the imagery and available metadata related to the imaging event, and mark the imagery and its metadata with advanced and invisible KlickZie marking technology.

KlickZie Activation

KlickZie activation seeks to add a new utility to ordinary pictures and videos. Other KlickZie users who come across an activated picture can communicate with the author of the picture, or with amenable others who have seen the picture or with the data stored in the picture by clicking or touching the picture (“touch-to-comm”). We intend the picture itself by click or touch to make the communication happen no matter where or how you come across an activated picture..

What happens to an activated picture from its creation onward is intended to be added to the picture’s data for tracking into the future. Activated pictures seek to answer many questions. For example, in a group photo you could ask: Have any of the people in my contacts list interacted with this picture? Are any of them engaging it right now? Who else besides my contacts have already engaged this picture in some way? Who took it? Where? When?

The upshot is that activation seeks to allow effective touch to comm with the authors and viewers of smartphone pictures and videos from every source, and to ensure that activated pictures and videos can be completely trusted imagery.

KlickZie Product Rollout

Rolling out KlickZie requires hiring activity to round out the KlickZie Technical Team. Additional required technical staff will include: cloud architects, database engineers, image processing engineers, full stack software engineers, steganography software developers, app development software engineers, and smartphone code defense software engineers.

•	Phase 1: Build the minimal testable KlickZie system –including the smartphone imaging engine and the service cloud (Rev 1 KlickZie system), identifying and fixing functionality deficiencies and user experience and interface hiccups, building a loyal base of early adopters and defining Rev 2.

•	Phase 2: Build and release Rev 2 into a limited audience to optimize user experience and user interfaces, to define, build, test and finalize viral growth methodology, to finalize the smartphone imaging engine, to test/finalize the cloud subsystem for global scale up, to build a seed population of up to 200,000 contented users, and to plan global rollout.

•	Phase 3: Roll out KlickZie system globally, culture by culture and language by language, adding support staff and services as rollout moves forward.

Monetizing

As presently conceived, the KlickZie product aims at revenues from four primary sources:

•	Advertising Using pictures and videos as portals of communication allows the presentation of these communications in a framework of the Company’s choice, enabling advertisers to place paid ads within this framework.

•	User premium service fees KlickZie is intended to be free to consumers. Since KlickZie is handling user imagery and user imagery-based communications, opportunities for users to gain extra KlickZie service are intended to be provided for fee-based premium user memberships.

•	App Developer Revenue As conceived, the KlickZie imaging engine is a powerful tool for generating trustable imagery. The KlickZie cloud is intended to allow developers access to this powerful engine along with KlickZie-provided developer tools enabling them to develop apps of their own invention, access being granted under a revenue sharing arrangement.

•	Enterprise Revenue Because as conceived the KlickZie imaging engine could be a powerful tool for generating trustable imagery, it could support the needs of business and industrial enterprises for which trustable imagery from employees, customers or partners is mission critical. We plan to license our engine to enterprises on a license fee basis.

Funding

The KlickZie product rollout requires substantial funding. We plan on, and are now, seeking funds to finance KlickZie product rollout.

The Company intends to offer its KLK cryptotokens to the public in an offering to be registered under the Securities Act of 1933, for the purpose of raising up to $100 million in proceeds to further develop our KlickZie trusted imaging technology and our KlickZie high speed zChain blockchain in support of a KLK-based crypto transaction ecosystem. The Company currently plans to effect the proposed offering through a KLK token website managed by the Company. At present, purchases on the KLK token website will be paid for in Ethereum’s “ether” cryptocoins.

The proposed offering will take place as soon as practicable upon effectiveness of a registration statement to be filed with the SEC. We can give no assurance that the registration statement will ever be effective or that the proposed offering will take place as anticipated or at all.

This disclosure does not constitute an offer to sell or a solicitation of an offer to buy any securities, nor will there be any offer, solicitation or sale of securities, in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any state or jurisdiction

In addition, financing may be accomplished by incurring debt, by equity sale or through other means. There can be no assurances given that any of our funding efforts will be successful.

First KlickZie revenues

Apart from Company revenues from the sale its KLK cryptotokens to the public as disclosed in the section above, our Plan of Operations for KlickZie based revenue is prepared for first revenues from enterprise users coming on line within the first year after the receipt of funding sufficient to round out the KlickZie team. Preparations for other KlickZie revenue are geared for the two year and out timeframe.

Shelved business activity

General app development and digital design activities that were being carried out under our wholly-owned Polybia Studios subsidiary, and our acquisition activities that were being carried out under our Appquisitions Division have been shelved for the time being.

Polybia Studios

Polybia Studios, Pty LTD, is a wholly owned subsidiary of Tautachrome. During 2016, Polybia was staffed with technology graduates of Bond University in Queensland, Australia and operated out of Mermaid Beach, Queensland, Australia. Polybia provided IT support to the Company which included the development of the Company’s websites, the development of the internal software systems, database servers and branding for the Company’s SafeDate App, and for the technical support of the Company’s Appquisitions Division formed in 2016 and of the Company’s wholly owned subsidiary, PhotoSweep, LLC purchased in 2016.

Subsequent to December 31, 2017, all development and support functions formerly performed by Polybia Studios in Australia have been transferred to and are being performed in the United States.

PhotoSweep

PhotoSweep, LLC is a wholly owned subsidiary of the Company located in Oro Valley, Arizona whose single asset is a halted smartphone app named PhotoSweep that requires rework to be relaunched. The Company is currently reviewing the utility of a rework and relaunch of the app.

Competition

With regard to the internet applications in general, competition is intense. For example, according to Statista by mid-2015 there were more than three million different smartphone applications available to users. We think it is likely that this number has only increased since then. In spaces that are this crowded the principal matter of competition is about capturing user mind space, which for a given product consists of elements such as degree of product exposure to users, degree of product apparent desirability, pleasure of product usage, and persisting necessity for the product in a user’s life. These elements of competition are well known to our competitors which include the internet giants Google, Apple, Facebook and Amazon, all of whom have financial resources and operating staffs substantially larger than those of the Company, and all of whom can focus on the optimization of their products towards the same consumer and business arenas upon which we intend to focus.

With regard to KlickZie’s technology for marking, storing and tracking digital imagery, there are many firms who mark, store and track digital imagery. Among these are Digimarc, BatchPhoto, and hirdlight who market such processes for purposes of protecting intellectual property. To our knowledge none of these is turning the smartphone into a generally trustable imager or advanced image-based communicator as envisioned here, which requires substantially more talent and development activity than required for marking, storing and tracking digital imagery. However, there is nothing stopping any firm, particularly the internet giants, from entering into similar activity. Moreover Truepic has entered the arena of smartphone trusted imagery with patented technology. We have reviewed Truepic’s patent claims and believe that our planned applications will not infringe their claims.

Employees

Tautachrome, Inc. has no employees. Services are currently provided through independent contractors.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal business and corporate address is 1846 E Innovation Park Drive, Oro Valley, Arizona 85755 (Telephone: 520 288 1908). The space is being provided by management on a rent free basis. We have no intention of finding, in the near future, another office space to rent during this stage of the Company.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Intangible Properties: issued and pending patents

The proprietary nature of, and protection for, our technologies, processes, and know-how are important to our business. Our success could substantially depend upon our ability to protect the proprietary nature of our technologies and know-how, to protect our technology from infringement, misappropriation, discovery and duplication, and to operate without infringing on the proprietary rights of others.

We seek patent protection for our technologies. Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights and the patent rights of technology companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold and for which we have applied do not infringe anyone else’s patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues.

Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages.

As of the date of this prospectus, our patent portfolio includes the patents and applications issued by and filed with the USPTO, as described in the following table:

Title	Short Title	Type	Issuance/ Application Date
Authentication and validation of smartphone imagery,	Authentication patent	Patent # 9,582,843	Issued 28 February 2017
System and method for creating, processing, and distributing images that serve as portals enabling communication with persons who have interacted with the images	Touch-to-Comm Patent	Patent # 9,928,352	Issued 27 March 2018
Authentication Patent Continuation #1	Authentication Patent Continuation #1	Application	28 December 2016
Authentication Patent Continuation #2	Authentication Patent Continuation #2	Application	28 December 2016
Touch-to-Comm Continuation #1	Touch-to-Comm Divisional Patent #1	Application	5 February 2018
Touch-to-Comm Continuation #1	Touch-to-Comm Divisional Patent #1	Application	5 February 2018

Intangible Properties: trade secrets, know-how, and continuing technological innovation

We rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our ownership of know-how and trade secrets through an active program of legal mechanism including assignments, confidentiality agreements, material transfer agreements, research collaborations, and licenses.

Item 3. Legal Proceedings

The Company is currently involved in the following legal proceedings. Except as provided in this prospectus, we are not aware of any other pending or potential legal actions.

Richard Morgan

On January 9, 2017, Richard Morgan of Nisswa, Minnesota filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Pima (“Morgan v. Tautachrome”). The complaint stems from a prior complaint filed by Morgan in the same Court on November 19, 2015 (“Morgan v. Click Evidence”) against Click Evidence Inc., a former subsidiary of the Company (“Click”), seeking damages for an alleged breach by Click of a written contract with Morgan, breach of an implied covenant of good faith and fair dealing with Morgan and, in the alternative, unjust enrichment by Click to the impoverishment of Morgan. On December 16, 2016, the Court in Morgan v. Click Evidence entered default judgment in favor of Morgan for the amount $2,377,915.01.

The complaint in Morgan v. Tautachrome alleges that the Company participated in a fraudulent transfer of patents from Click to Tautachrome with intent to hinder, delay and defraud Morgan’s claim in Morgan v. Click Evidence. Morgan seeks avoidance of the transfer of the patents and other remedies necessary to satisfy his claims under the Uniform Fraudulent Transfers Act of Arizona, to levy execution on the patents, and the appointment of a receiver to take charge of the patents for liquidation. The complaint also alleges that the Company is the successor to Click and is therefore liable to Morgan for all debts and liabilities owing to Morgan by Click.

The default judgment in Morgan v. Click Evidence was set aside on October 25, 2017, and a new evidentiary hearing on damages was ordered.

On September 11, 2017, the Court in Morgan v. Tautachrome ordered a stay of all proceedings in the matter until 30 days after entry of a final judgment in Morgan v. Click Evidence.

On February 22, 2018, the Court in Morgan v. Click Evidence issued Findings of Fact and Conclusions of Law in favor of Click and against Morgan on all causes of action in the complaint.

No final judgment in Morgan v. Click evidence has been rendered. As at the date of this prospectus, the matter in Morgan v. Tautachrome remains before the Court.

Eric L. McRae

United States District Court

On October 12, 2017, Eric L. McRae, of Sedgwick County, Kansas (“McRae”), filed a complaint against the Company in the United States District Court for the District of Kansas. The complaint was amended on November 14, 2017 and again on December 19, 2017. The amended complaint alleges that the Company breached a written agreement for the employment of McRae by failing to pay him 35 million shares of the Company’s common stock and terminating his employment without notice. The complaint goes on to allege that the Company committed fraud by silence for failing to inform McRae that it intended to receive the benefit of his services without compensating him, that the Company breached an agreement with McRae to provide him with 185 million shares of the Company’s common stock, and that the Company breached a convertible promissory note for $50,000 by failing and refusing to repay McRae for all principal and accrued interest thereunder. The complaint seeks damages in excess of $75,000.

The matter remains before the Court.

KHRC and EEOC

On December 12, 2017, McRae filed a complaint against the Company with the Kansas Human Rights Commission and the U.S. Equal Employment Opportunity Commission alleging that on June 16, 2017, he was terminated from alleged employment by the Company on the basis of race and for retaliation. The complaint also alleges that the Company discriminated against McRae in the terms of his alleged employment because of race. The Company has responded to the complaint, denying each of McRae’s allegations and providing its own version of events. The matter is presently stayed pending McRae’s determination as to whether to submit his claim for mediation.

Office of the Whistleblower

On December 8, 2017, McRae filed a complaint with the Occupational Safety and Health Administration (the “OSHA”) of the United States Department of Labor, alleging that his “investigation and reporting” to the Company’s CEO was a contributing factor in the termination of his alleged employment by the Company in violation of Section 806 of the Sarbanes-Oxley Act of 2002. On January 2, 2018, the Company delivered its response to the complaint, denying each of McRae’s allegations and providing its own version of events. The matter remains before the OSHA.

Item 4. Mine Safety Disclosures

Not applicable.

PART II - OTHER INFORMATION

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares trade on the OTCQB under the symbol “TTCM”. The following table sets forth the high and low closing bid prices of our common stock for the last two calendar years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low
December 31, 2017	$0.0219	$0.0032
September 30, 2017	0.0280	0.0024
June 30, 2017	0.0249	0.0071
March 31, 2017	0.0348	0.0138
December 31, 2016	0.033	0.0099
September 30, 2016	0.0129	0.0013
June 30, 2016	0.025	0.0088
March 31, 2016	0.035	0.0076

At December 31, 2017, there were 1,688,241,976 shares of our common stock issued and outstanding.

Holders

On December 31, 2017, the Company had approximately 575 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2017 and December 31, 2016. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the fiscal years ended December 31, 2017 and December 31, 2016.

This discussion contains forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” elsewhere in this report.

Overall Performance

We are an early stage internet applications company, engaged in advanced technology and business development in the internet applications space. We have incurred general and administrative costs, marketing expenses and research and development costs since we commenced our current operations in May 2015, against no revenue.

The Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2017 and December 31, 2016, have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. We had negative cash flows from operations of $159,416 and $320,156 for the years ended December 31, 2017 and 2016, respectively, with recurring losses and negative working capital of $1,442,987 and $3,440,930 as at December 31, 2017 and 2016, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The continuing operations of the Company are dependent upon our ability to raise adequate financing and to commence profitable operations in the future. The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through loans from related parties. We believe that actions presently being taken to obtain additional funding may provide the opportunity for the Company to continue as a going concern. There is no guarantee, however, that the Company will be successful in achieving these objectives.

Results of Operations for the Years ended December 31, 2017, and 2016

Net Gain

The Company realized a net gain of $1,720,905 for the year ended December 31, 2017 compared to a net loss of $4,599,284 for the year ended August 31, 2016.

Revenue

The Company did not earn any revenue during the years ended December 31, 2017 or December 31, 2016.

Operating Expenses

The Company’s total operating expenses for the year ended December 31, 2017 were $317,631 compared to $812,134 for the year ended December 31, 2016, a decrease of $494,503 (60.9%).

For the year ended December 31, 2017, the Company incurred general and administrative expenses of $317,631 compared to $419,534 for the year ended December 31, 2016, a decrease of $101,903 (24.2%) primarily attributable to cessation of operations in Australia. The following table sets out the material components of the Company’s general and administrative expenses for the years ended December 31, 2017 and 2016.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
General and Administrative Expenses	($)	($)
Legal and Accounting Fees	127,454	111,844
Consulting – Stock based compensation	84,232	-
Travel	2,717	33,217
Advertising and promotion	23,817	30,811
Office expenses	39,360	85,844
Wages	-	102,281
Other	40,051	55,497
Total	317,631	419,534

During the year ended December 31, 2017, the Company had no depreciation expense, compared to $92,862 for the year ended December 31, 2016. The decrease is due to the assets of PhotoSweep LLC being fully impaired as at December 31, 2016.

During the year ended December 31, 2017, the Company recorded asset impairment of $0 compared to $299,738 for the year ended December 31, 2017. The decrease is due to the Company’s investment in PhotoSweep LLC being fully impaired as at December 31, 2016.

Other Expenses

On December 15, 2016, a former consultant of the Company obtained default judgment for $2,377,915.01 in damages against a former subsidiary of the Company. The Company recorded the default judgment plus $4,459 in accrued interest as a litigation loss of $2,382,374 for the year ended December 31, 2016. On October 25, 2017, the default judgment was set aside and a new hearing on damages was ordered in the same proceeding, resulting in a litigation gain of $2,426,668 for the year ended December 31, 2017. See “Legal Proceedings – Richard Morgan” and Note 7 to the financial statements elsewhere in this report.

The Company recorded an interest expense of $266,924 during the year ended December 31, 2017 compared to $317,892 for the year ended December 31, 2016, a decrease of $50,968 (16%). The decrease was primarily due to a reduction in recorded beneficial conversion features from convertible notes issued in Australia from $145,366 in 2016 to $0 in 2017, offset by $44,294 in court imposed interest during 2017 (2016: $0).

During the year ended December 31, 2016, the Company recorded a loss of $1,088,331 on a related-party equity exchange resulting in 1,379,510,380 shares of the Company’s common stock being exchanged for 13,795,104 shares of the Company’s Series D Preferred Stock. There was no such loss during the year ended December 31, 2017. See Note 5 to the financial statements elsewhere in this report.

Other Comprehensive Loss

At each balance sheet date, transactions and balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in other comprehensive income. The Company recorded a translation loss of $(67,208) for the year ended December 31, 2017, compared to a gain of $1,447 for the year ended December 31, 2016. These amounts are included in the Company’s statement of operations as foreign currency gain (loss) for the respective years.

Liquidity and Capital Resources

As of the date of this prospectus, the Company has not generated revenue and is not profitable. The Company’s operations to date have been funded primarily by private placements of common stock and convertible notes, as well as by loans from its management and controlling stockholders.

As at December 31, 2017, the Company had $9,726 in cash and $1,452,713 in current liabilities resulting in a working capital deficit of $1,442,987. The Company is not currently able to maintain its operations through its existing cash balances and internally generated cash flows. Moreover, we have determined that the current capital structure of the Company is not adequate to fund its planned growth.

We intend to secure additional capital to fund the Company’s operations through the issuance of common stock, convertible debt instruments and loans from our management. There can be no assurance that we will be successful in obtaining the capital the Company requires to achieve its business objectives, or that such capital will be available on acceptable terms. Future cash flows are subject to a number of variables, including technology development costs, technology product rollout and support expense and the demand for the Company’s products and services.

Operating Activities

During the year ended December 31, 2017, the Company used net cash of $159,416 in operating activities compared to $320,156 for the year ended December 31, 2016. The decrease was primarily attributable to cessation of operations in Australia.

The Company’s average monthly cash burn rate was $13,285 during the year ended December 31, 2017, compared to $26,680 for the year ended December 31, 2016. Subject to the success of the Company’s financing activities, we expect to increase operating activities in the coming year with a concomitant increase in the Company’s monthly burn rate. We will not be able to predict the increase to our burn rate until we have determined the outcomes of our financing activities.

Investing Activities

The Company did not use any net cash for investing activities during the year ended December 31, 2017. During the year ended December 31, 2016, the Company used net cash of $39,000 for the acquisition of certain assets from PhotoSweep, LLC. Subject to the success of our financing activities, over the next three years we expect to make substantial investments in equipment as we develop our proposed KlickZie network and add capacity.

Financing Activities

The Company received net cash of $234,500 from financing activities during the year ended December 31, 2017, consisting of $213,040 in proceeds from convertible promissory notes and $53,153 from loans by management, offset by $30,693 in note repayment and $1,000 in loan repayment. During the year ended December 31, 2016, the Company received net cash of $344,131 through its financing activities, consisting of $302,406 in proceeds from convertible promissory notes and $45,282 in management loans, offset by $3,557 in note repayment. We expect to continue our financing activities to fund our operations until such time as the Company’s technologies are commercialized and we generate revenue on a profitable basis.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its financial statements.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to the recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, and accrued liabilities, due to related parties and convertible notes. Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Subsequent Events

During the three month period ended March 31, 2018, the Company sold five convertible promissory notes for aggregate proceeds of up to $758,000. The Company has received $493,000 of proceeds under the notes, with another $200,000 in proceeds receivable at its option. One of the notes was paid in full during the period for $78,000

Also during the quarter ended March 31, 2018, the Company redeemed a note in the principal amount of $60,000 with an aggregate payment of $78,000 and 15,000,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

We have reviewed the FASB issue Accounting Standards Update, (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplemental Data

To the Board of Directors and

Stockholders of Tautachrome, Inc.

Opinion on the Financial Statements.

We have audited the accompanying consolidated balance sheets of Tautachrome, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2008.

Houston, TX

March 31, 2018

TAUTACRHOME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	12/31/17	12/31/16

ASSETS

Current assets:
Cash	$9,726	$1,850
Total current assets	9,726	1,850

TOTAL ASSETS	$9,726	$1,850

LIABILITIES
Accounts payable and accrued expenses	$356,213	$275,760
Accounts payable – related party	15,515	25,486
Loans from related parties	100,033	99,434
Convertible notes payable, related party	101,160	49,160
Short-term convertible notes payable, net	705,303	583,674
Notes payable in default	103,298	-
Short-term notes payable	17,191	15,858
Short-term portion of long-term debt	-	11,034
Court judgment liability	54,000	2,382,374
Total current liabilities	1,452,713	3,442,780

Long-term convertible notes payable, net	5,413	87,528
Long-term notes payable	-	19,659
Total non-current liabilities	5,413	107,187

TOTAL LIABILITIES	1,458,126	3,549,967

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, Series D, par value $0.0001. 13,795,104 shares authorized. 13,795,104 issued and outstanding at December 31, 2017 and 2016	1,380	1,380
Common stock, $0.00001 par value. Four billion shares authorized. 1,685,941,636 and 1,642,789,717 issued and outstanding at December 31, 2017 and 2016, respectively	16,860	16,728
Additional paid in capital	3,787,675	3,421,595
Common stock payable	23,186	10,586
Accumulated deficit	(5,293,041)	(7,081,154)
Effect of foreign currency translation	15,540	82,748
TOTAL STOCKHOLDERS’ DEFICIT	(1,448,400)	(3,548,117)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,726	$1,850

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

OPERATING EXPENSES
General and administrative	$317,631	419,534
Depreciation, depletion and amortization	-	92,862
Asset impairment	-	299,738
Total operating expenses	317,631	812,134

Operating loss	(317,631)	(812,134)

OTHER INCOME / (EXPENSE)
Gain or (loss) on litigation	2,372,668	(2,382,374)
Interest expense	(266,924)	(317,892)
Loss on equity exchange	-	(1,088,331)
Total other income / (expense)	2,105,744	(3,788,597)
Net income or (loss)	$1,788,113	$(4,600,731)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency gain (loss)	(67,208)	1,447
Net comprehensive loss	$1,720,905	$(4,599,284)

Net (loss) or income per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average shares outstanding
Basic	1,685,134,517	2,765,506,359
Diluted	1,839,357,467	2,765,506,359

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

From December 31, 2015 to December 31, 2017

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive	Accumulated	Total Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, 12/31/15	2,987,633,430	$29,876	-	$-	$1,539,442	$-	$81,301	$(2,480,423)	$(829,804)
Acquisition of PhotoSweep, LLC	13,000,000	130	-	-	353,470	-	-	-	353,600
Beneficial conversion feature of convertible notes	-	-	-	-	335,799	-	-	-	335,799
Common stock to preferred stock swap	(1,379,510,380)	(13,795)	13,795,104	1,380	1,100,746	-	-	-	1,088,331
Conversion of debt	51,666,667	517	-	-	60,104	10,586	-	-	71,207
Effect of debt modifications	-	-	-	-	18,760	-	-	-	18,760
Imputed interest	-	-	-	-	13,274	-	-	-	13,274
Effect of foreign currency exchange	-	-	-	-	-	-	1,447	-	1,447
Net loss								(4,600,731)	(4,600,731)
Balance, 12/31/16	1,672,789,717	$16,728	13,795,104	$1,380	$3,421,595	$10,586	$82,748	$(7,081,154)	$(3,548,117)

Shares issued for conversion of debt	8,493,243	85	-	-	54,080	-	-	-	54,165
Shares issued for services	6,700,000	67	-	-	84,262	-	-	-	84,329
Shares retired from consultant	(2,041,324)	(20)	-	-	20	-	-	-	-
Shares earned by consultant	-	-	-	-	-	12,600	-	-	12,600
Beneficial conversion feature of convertible notes	-	-	-	-	209,040	-	-	-	209,040
Imputed interest	-	-	-	-	18,678	-	-	-	18,678
Effect of foreign currency exchange	-	-	-	-	-	-	(67,208)	-	(67,208)
Net loss								1,788,113	1,788,113
Balance, 12/31/17	1,685,941,636	$16,860	1,380	$1,380	$3,787,675	$23,186	$15,540	$(5,293,041)	$(1,448,400)

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income or (loss)	$1,788,113	$(4,600,731)
Depreciation and amortization	-	92,862
Stock-based compensation	96,929	-
(Gain) or loss on litigation	(2,372,668)	2,382,374
Amortization of discounts on convertible notes	138,668	259,987
Loss on equity exchange	-	1,088,331
Imputed interest	18,678	13,274
Asset impairment	-	299,738

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	170,371	125,564
Accounts payable – related party	493	18,445
Net cash used in operating activities	(159,416)	(320,156)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of PhotoSweep, LLC	-	(39,000)
Net cash used in investing activities	-	(39,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	213,040	302,406
Principal payments on notes payable	(30,693)	(3,557)
Proceeds from related-party loan	53,153	45,282
Principal payments on related-party loans	(1,000)	-
Net cash provided by financing activities	234,500	344,131

Effect of foreign exchange transactions	(67,208)	1,447

Net increase/(decrease) in cash	7,876	(13,578)
Cash and equivalents - beginning of period	1,850	15,428
Cash and equivalents - end of period	$9,726	$1,850

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended December 31,
	2017	2016

SUPPLEMENTARY INFORMATION
Cash paid for interest	$627	$549
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$209,040	$355,799
Common stock for PhotoSweep acquisition	$-	$353,600
Convertible note modifications	$-	$23,812
Conversion of debt to common stock	$54,165	$71,207
Conversion of common stock to preferred stock	$-	$13,795
Note payable for trade payable	$-	$34,250
Shares returned to treasury	$20	$-

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

Our Business

Tautachrome operates in the internet applications space, a large space we believe to be uniquely able to make possible fast growing and novel business. The iPhone, Google, Facebook, Amazon, Twitter, Android, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with new business universes out of nowhere. A recent surprise was the arrival in the internet applications space of blockchain technology, which is empowering enterprises of all sizes to create ecosystems of trade based on self-introduced and globally useable cryptocurrencies. The arrival of blockchain technology has added a significant new and leading element to Tautachrome’s business plans and activities.

Tautachrome is currently pursuing two main avenues of business activity based on our patented imaging technology (branded “KlickZie” technology):

1.	KlickZie’s blockchain cryptocurrency based ecosystem: our recently added activity to create our own KlickZie blockchain and cryptocurrency to incentivize user download of KlickZie products and to provide a crypto based monetary stream to the Company, and

2.	KlickZie technology-based business: our longstanding flagship activity to develop and monetize downloadable apps based on our patented KlickZie trusted imaging technology and based on our patented trusted image-based social interactions using the pictures and videos that smartphone users generate on the web using their KlickZie imaging app.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to the recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote. There were no cash equivalents as of December 31, 2017 and 2016.

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

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2017 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)
Accounts payable and accrued expenses	$356,213	$-	$-	$-
Accounts payable - related party	15,515	-	-	-
Loans from related parties	100,033	-	-	-
Convertible notes payable - related party	101,160	-	-	-
Short-term convertible notes payable, net	712,803	-	-	-
Convertible notes payable in default	95,798	-	-	-
Short-term notes payable	17,191	-	-	-
Court judgment liability	54,000	-	-	2,372,668
Long-term convertible notes payable, net	5,413	-	-	-
TOTAL LIABILITIES	$1,458,126	$-	$-	$2,372,668

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2016 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)
Accounts payable and accrued expenses	$275,760	$-	$-	$-
Accounts payable - related party	25,486	-	-	-
Loans from related parties	99,434	-	-	-
Convertible notes payable - related party	49,160	-	-	-
Short-term convertible notes payable, net	583,674	-	-	-
Short-term notes payable	15,858	-	-	-
Court judgment liability	2,382,374	-	-	(2,382,374)
Short-term portion of long-term debt	11,034	-	-	-
Long-term convertible notes payable, net	87,528	-	-	-
Long-term notes payable	19,659	-	-	-
TOTAL LIABILITIES	$3,549,967	$-	$-	$(2,382,374)

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

See Note 9 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 on January 1, 2017.

In January 2017, the FASB issued ASU 201701, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 201711, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 47020, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

The adoption of these standards is not expected to have a material impact on our financial position or results of operations.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $159,416 and $320,156 for the years ended December 31, 2017 and 2016, respectively, recurring losses, and negative working capital at December 31, 2017 and 2016. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 4 – Related Party Transactions

For the years ended December 31, 2017 and 2016, we had the following transactions with the Twenty Second Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $0 and $18,331, respectively, in cash loans to pay operating expenses and repaid $0 in principal for both years.

•	We accrued $4,924 and $4,400, respectively, in interest payable to the Trust and paid $0 of interest for both years.

•	The outstanding balance at December 31, 2017 to the 22nd Trust was $100,033 and $16,012 for principal and interest, respectively, after adjustments for foreign exchange effect.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

The outstanding balance to the 22nd Trust at December 31, 2016 was $98,344 and $11,035 in principal and interest, respectively.

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N. Leonard under which the Company may borrow such money from Mr. Leonard as he, in his sole discretion, is willing to loan. During the years ended December 31, 2017 and 2016, the Company borrowed $53,000 and $27,000, respectively, and owed to Mr. Leonard $101,160 and $49,160 at December 31, 2017 and 2016, respectively.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no interest loan an imputed interest expense of $5,023 and $3,199 was recorded as additional paid-in capital for the years ended December 31, 2017 and 2016, respectively. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

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

As further discussed in Note 6, on January 1, 2016, we re-negotiated certain convertible promissory notes with certain creditors in order to remove the provisions in the notes which caused the derivative liability. We recorded this renegotiation by removing the derivative liability at December 31, 2015 and recording an increase to Additional Paid in Capital of $18,760.

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

During the year ended December 31, 2017, we issued 8,493,243 common shares to convert $49,249 of convertible notes payable, and $4,916 in accrued interest, to common stock.

Also during the year ended December 31, 2017, we issued 6,700,000 common shares to four consultants for services. We valued the shares at their grant date fair values, charging general and administrative expenses with $84,329.

On October 5, 2017, we received 2,041,324 shares back into the treasury from a consultant. These shares were gifted to the consultant by a major shareholder. We recorded the receipt of these shares at par value.

On October 16, 2017, we signed a consulting agreement to aide us in developing our blockchain-based cryptotokens in five stages, with 700,000 shares accruing at the completion of each stage. Phase 1 was completed on December 12, 2017. We therefore accrued those 700,000 shares at the date they were earned, charging general and administrative expense $12,600.

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

Imputed Interest

Several of our loans were made without any nominal interest. As such, we imputed interest at 8% to these loans, crediting Additional Paid in Capital and charging Interest Expense. For the year ended December 31, 2017 and 2016, these amounted to $18,678 and $13,274, respectively.

Beneficial Conversion Features of Convertible Promissory Notes

During the year ended December 31, 2016, we borrowed $193,164 from 26 accredited investors in Australia (see Note 6) which contained features allowing the holder to convert the principal and accumulated interest into common stock. We evaluated these notes for beneficial conversion features and calculated a value of $147,965, all of which has been immediately expensed as interest expense as the notes are due on demand.

During the year ended December 31, 2016, we borrowed $109,758 from four accredited investors in the United States (see Note 6). These notes contain features which allow the holder to convert the principal and interest into common stock at various negotiated rates. We evaluated these notes for beneficial conversion features and calculated a value of $187,851, which is accounted for as debt discounts.

During the year ended December 31, 2017, we borrowed $213,040 from five accredited investors in the United States (see Note 6). These notes contain features which allow the holder to convert the principal and interest into common stock at various negotiated rates. We evaluated these notes for beneficial conversion features and calculated a value of $209,040, which is accounted for as debt discounts.

At December 31, 2017, all outstanding convertible promissory notes issued in Australia can convert to an aggregate of 77,873,300 shares of common stock. All convertible promissory notes issued in the United States can convert to 104,616,628 shares for a total potential dilution of 182,489,928 shares.

Note 6 - Debt

Our debt in certain categories went from $3,243,424 at December 31, 2016 to $1,086,398 at December 31, 2017 as follows:

	12/31/17	12/31/16
Loans from related parties	$100,033	$99,434
Convertible notes payable, related party	101,160	49,160
Short-term convertible notes payable, net	705,303	583,674
Convertible notes payable in default	103,298	-
Short-term notes payable	17,191	15,858
Court Judgment liability	54,000	2,382,374
Long-term notes payable (short term portion)	-	11,034
Long-term notes payable (long term portion)	-	19,659
Long-term convertible notes payable	5,413	82,231
Totals	$1,086,398	$3,243,424

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

Also during the year ended December 31, 2016, we issued four convertible promissory notes to four accredited investors in exchange for $109,758 in cash. These promissory notes can be converted into shares of our common stock at various separately-negotiated rates.

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

During the year ended December 31, 2017 we issued seven new convertible promissory notes in the amount of $213,040, receiving proceeds therefrom of the same amount. These convertible notes can convert to common stock at various different prices. We evaluated these convertible notes for beneficial conversion features and calculated a collective value of $209,040 which we are accounting for as debt discounts.

During the year ended December 31, 2017, we amortized $138,668 of debt discounts to interest expense.

Also during the year ended December 31, 2017, we converted two outstanding convertible notes payable to common stock, reducing principal owed by $49,249.

At December 31, 2017, $95,798 of our convertible notes payable were in default.

Court Judgment Liability

Our Court Judgment Liability was reduced to $54,000 from $2,382,374 as a result of the setting aside of the previously-issued default judgment in the Morgan matter and the inclusion of a $49,000 accrual in the McRae matter (See Note 8).

Long-Term Notes Payable

Our long-term notes payable (both long-term and short term portions) went from $30,693 at December 31, 2016 to $0 as this debt was paid in full during the year ended December 31, 2017.

Short-Term Notes Payable

Short-term notes payable went from $15,858 at December 31, 2016 to $17,191 at December 31, 2017 owing entirely to exchange rate fluctuations.

Note 7 – Asset Acquisition

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

Note 8 – Litigation Gains and Losses

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

Charge to the Financial Statements

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

McRae Lawsuit

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

Note 9 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	12/31/17	12/31/16
Net operating loss carry-forward	$2,103,201	$4,048,660

Deferred tax asset at 39%	$820,248	$1,578,977
Valuation allowance	(820,248)	(1,578,977)
Net future income taxes	$-	$-

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

We issued five convertible promissory notes whose face value, in the aggregate, equaled $758,000. We collected $493,000 of proceeds pursuant to these notes, and are due an additional $200,000 in proceeds in the future. Additionally, we paid off one of these notes in full totaling 78,000 in principal.

We issued 16,996,331 shares converting debt to common stock.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 Framework”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

As of December 31, 2017, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of December 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of December 31, 2017, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until the stockholders duly elect their successor. Officers serve at the will of the Board.

Name	Position(s)	Age	Held Position(s) Since

Dr. Jon N. Leonard	President	77	May 21, 2015
	Chief Executive Officer Director
	Chief Financial Officer
	Principal Accounting Officer
	Director

Matthew Staker	Director	59	May 28, 2015

Dr. Jon N. Leonard, Ph.D., M.S., B.S.

Dr. Jon N. Leonard has been the President, CEO, CFO and a director of the Company since May 21, 2015.

From June 2012 until November 2015, Dr. Leonard was the President, Chief Executive Officer and a director of Click Evidence Inc., an Arizona company that he co-founded, which developed our Klickzie trustable imaging technology for smartphones.

From September 2003 through to May 2012, Dr. Leonard held the position of Senior Manager of Programs at Raytheon, working out of the Raytheon Advanced Programs offices in Tucson, Arizona, and was responsible for conceiving and developing novel and advanced counter terrorism technologies for several US military programs. Raytheon services the United States and its allied nations providing air and missile defense systems, radars and other sensors for aircraft, spacecraft and naval ships, cybersecurity products and services and missile systems.

From March 8, 2015 to November 22, 2016, Dr. Leonard was a director of Novagen Ingenium Inc, an emerging growth company engaged in the development and commercialization of low carbon emission engines and precision engineering services.

Since May 18, 2013, Dr. Leonard has served as the President, Chief Executive Officer and a director of California Molecular Electronics Corp., an Arizona corporation he co-founded that developed the world’s first true molecular switch.

Dr. Leonard holds a Ph.D. in mathematics from the University of Arizona, an M.S. in engineering from U.C.L.A. and a B.S. in physics from the University of Arizona.

Matthew Staker, M.S., B.S.

Matthew Staker has been a director of the Company since May 28, 2015. In 2012, he co-founded Click Evidence, Inc. and served as its Chief Engineer and Executive Vice President in addition to being a member of its board of directors until November 2015.

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

Family Relationships

There are no family relationships between any of our executive officers and directors.

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

Board of Directors and Committees

At December 31, 2017, our Board of Directors presently consisted of two members: Dr. Jon Leonard and Matthew Staker. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions, and provide that the Board of Directors may be expanded by Board action. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

On future compensation matters, the Board will consider and recommend payroll expenditures, salaries, stock options, stock incentive and bonus proposals for our employees (if any). Acting in its audit committee function, the Board reviews, with our independent accountants, our annual financial statements prior to publication, and reviews the work of, and approves non-audit services performed by, such independent accountants. The Board appoints the independent public accountants for the ensuing year. The Board also reviews the effectiveness of the financial and accounting functions and the organization, operation and management of our Company.

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

The board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, the board considers how a candidate could contribute to the Company’s business and meet the needs of the Company and the board.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Delaware law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11. Executive Compensation

Summary Compensation

During the years ended December 31, 2017 and 2016, no salary, bonus or other compensation was awarded, earned or paid to the Company’s executive officers for any service rendered in any capacity to the Company.

We intend to adopt a compensation plan for executive officers when we have positive and stable cash flows for the purpose of: (a) attracting and retaining talented executive officers who can assist with our business strategy; (b) aligning the interests of those executive officers with those of the Company; and (c) linking individual compensation to the performance of the Company. Any such plan that we may adopt will be designed to provide compensation that is both in line with our fiscal resources and competitive with companies at a similar stage of development.

The elements of compensation to be awarded to, earned by, paid to, or payable to our executive officers are currently expected to be composed of: (i) base salary (or consulting fees); (ii) option-based awards; and (iii) cash bonuses or share-based awards for exceptional performance that results in a significant increase in stockholder value.

Base salary will be a fixed element of compensation payable to executive officers for performing the specific duties of their respective positions. The amount of base salary for each executive officer will be reviewed and set annually by the Board of Directors. While base salary is intended to fit into our overall compensation objectives by serving to attract and retain talented executive officers, the size of the Company and the nature and stage of its business will also impact the level of base salary.

We intend to use option-based awards as a variable element of compensation to attract and reward talented executives and professionals. Option-based awards are intended fit into our overall compensation objectives by aligning the interests of executive officers with those of the Company and linking individual compensation to its performance. The Board of Directors will be responsible for setting and amending any equity incentive plan under which an option based award would be granted. Previous grants of stock options will be taken into account when considering new grants.

We intend to award bonuses at our sole discretion and do not have any pre-existing performance criteria or objectives.

We do not intend to provide medical, dental, pension or other benefits to our executive officers.

Employment Agreements

There are no employment agreements or arrangements, whether written or unwritten, between the Company and any of its executive officers. We do not contemplate entering into employment agreements with our executive officers until the Company has positive and stable cash flows.

Incentive Plans

The Company does not have any plan or arrangement providing compensation to executive officers or directors intended to serve as an incentive for performance to occur over any period.

Equity Compensation Plans

The Company does not have any stock option plans, stock appreciation rights or any other plan, contract, authorization or arrangement pursuant to which the executive officers or directors of the Company may receive equity-based compensation for their services to the Company.

Outstanding Equity Awards

No executive officer or director of the Company had any unexercised option, stock that had not vested or equity incentive plan award as at the end of the Company’s last completed fiscal year.

Pension and Retirement Plans

The Company does not have any plan or arrangement by which to provide pension, retirement or similar benefits to its executive officers or directors, and we do not currently intend to offer such any such plan or arrangement until we have positive and stable cash flows

Termination, Resignation or Change of Control

The Company is not a party to any contract or agreement, and has not entered into any plan or arrangement that may provide for payment to an executive officer or a director at, following, or in connection with the resignation, retirement or other termination of an executive officer or director, or a change of control of the Company or a change in the responsibilities of an executive officer following a change of control.

Compensation of Directors

The members of the Board of Directors do not receive compensation for their services as directors, but they are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. We may pay cash compensation to an executive officer who is also a director, but only in his or her capacity as an executive officer. We do not currently have an established policy to provide compensation to directors for their services in that capacity.

Director Independence

Our Board of Directors has determined that none of our directors is “independent” as defined under the standards set forth in Section 303A.02 of the NYSE Listed Company Manual. In making this determination, the Board of Directors considered all transactions set forth in the section titled “Certain Relationships and Related Transactions,” elsewhere in this prospectus.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, information concerning ownership of our voting shares by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Shares Beneficially Owned				Percentage of Total
	Common Stock		Preferred Stock(1)		Voting Power of All
Name of Beneficial Owner	Shares	%(2)	Shares	%(3)	Classes

5% Owners

Sonny Nugent, as trustee for Twenty Second Trust	507,561,720	29.8	926,139	6.7	19.6

Officers and Directors

Dr. Jon N. Leonard(4)	252,931,670	14.9	10,093,306	73.2	45.2

Matthew Staker	69,391,477	4.1	2,775,659	20.1	11.3

Directors and Officers as a Group (2 persons)	322,323,147	18.9	12,868,965	93.3	56.5

24

__________

(1)	Each outstanding share of preferred stock entitles the holder thereof to 100 votes on all matters submitted to a vote of the Company’s stockholders.

(2)	Based on an aggregate of 1,690,283,300 shares of common stock outstanding at March 29, 2018.

(3)	Based on an aggregate of 13,795,104 shares of preferred stock outstanding at March 29, 2018.

(4)	Includes 126,166,322 shares of common stock held by California Molecular Electronics Corp., of which Dr. Leonard is the sole officer and director.

The mailing address for all directors, executive officers and beneficial owners of more than five percent of our common stock is 1846 E. Innovation Park Drive, Oro Valley, Arizona 85755.

Unless otherwise stated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof, upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which can be exercised within 60 days from the date hereof, have been exercised.

Changes in Control

We are not aware of any arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the years ended December 31, 2017 and 2016, certain related parties made cash payments to the Company and the Company made cash payments to the related parties (see Note 4 to the financial statements).

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

Audit and Review Fees. We paid M&K, CPAS, PLLC for audit and review fees of $21,500 for 2017 and $20,750 for 2016.

Tax Fees. We have not paid any money for tax related services.

All Other Fees. We have not paid any money for audit related fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Roadships Holdings, Inc. filed as exhibit 3.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
3.2	Bylaws of Roadships Holdings, Inc. filed as exhibit 3.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
21.1	Subsidiaries of the registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. section 1350)
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc.

Date: March 31, 2018	By:	/s/ Jon N. Leonard
Jon N. Leonard
Chairman and Chief Executive Officer Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Dr. Jon Leonard	Date: March 31, 2018
Dr. Jon Leonard
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ Matthew Staker	Date: March 31, 2018
Matthew Staker
Director

