Form 10-Q
period 2018-03-31
TAUTACHROME INC.
filed 2018-05-11
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 7, 2018, was 1,702,937,967.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

	3/31/2018	12/31/2017
ASSETS
Current assets:
Cash	$220,725	$9,726
Total current assets	220,725	9,726
TOTAL ASSETS	$220,725	$9,726

LIABILITIES
Accounts payable and accrued expenses	$391,740	$356,213
Accounts payable - related party	15,261	15,515
Loans from related parties	99,692	100,033
Convertible notes payable - related party	102,990	101,160
Short-term convertible notes payable, net	822,671	705,303
Notes payable in default	84,148	103,298
Short-term notes payable	16,897	17,191
Derivative liability	1,398,184	-
Court judgment liability	54,000	54,000
Total current liabilities	2,985,583	1,452,713

Long-term convertible notes payable, net	887	5,413
Total non-current liabilities	887	5,413
TOTAL LIABILITIES	2,986,470	1,458,126

STOCKHOLDERS' EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at March 31, 2018 and December 31, 2017	1,380	1,380
Common stock, $0.00001 par value. Four billion shares authorized. 1,702,937,967 and 1,685,941,636 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	17,030	16,860
Additional paid in capital	4,024,190	3,787,675
Common stock payable	44,606	23,186
Accumulated deficit	(6,883,198)	(5,293,041)
Effect of foreign currency exchange	30,247	15,540
TOTAL STOCKHOLDERS' EQUITY	(2,765,745)	(1,448,400)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,725	$9,726

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

OPERATING EXPENSES
General and administrative	$307,425	130,936
Total operating expenses	307,425	130,936

Operating loss	(307,425)	(130,936)

OTHER INCOME / (EXPENSE)
Interest expense	(579,947)	(57,067)
Change in value of derivatives	(702,785)	-
Total other	(1,282,732)	(57,067)
Net loss	$(1,590,157)	$(188,003)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	14,707	(47,973)
Net comprehensive loss	$(1,575,450)	$(235,976)

Net loss per common share, basic and diluted	$0.00	$0.00
Weighted average shares outstanding, basic and diluted	1,696,249,730	1,678,454,221

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, 12/31/16	1,672,789,717	$16,728	13,795,104	1,380	$3,421,595	$10,586	$82,748	$(7,081,154)	$(3,548,117)

Shares issued for conversion of debt	8,493,243	85			54,080				54,165
Shares issued for services	6,700,000	67			84,262				84,329
Shares retired from consultant	(2,041,324)	(20)			20				-
Shares earned by consultant						12,600			12,600
Beneficial conversion feature of convertible notes					209,040				209,040
Imputed interest					18,678				18,678
Effect of foreign currency exchange							(67,208)		(67,208)
Net income								1,788,113	1,788,113
Balance, 12/31/17	1,685,941,636	$16,860	13,795,104	$1,380	$3,787,675	$23,186	$15,540	$(5,293,041)	$(1,448,400)

Shares issued with convertible note payable	15,000,000	150			127,350				127,500
Shares issued for conversion of debt	1,996,331	20			11,135				11,155
Derivative associated with early debt retirement					93,280				93,280
Shares earned by consultant						21,420			21,420
Imputed interest					4,750				4,750
Effect of foreign currency exchange							14,707		14,707
Net loss								(1,590,157)	(1,590,157)
Balance, 3/31/18	1,702,937,967	$17,030	13,795,104	$1,380	$4,024,190	$44,606	$30,247	$(6,883,198)	$(2,765,745)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,590,157)	$(188,003)
Stock-based compensation	21,420	79,215
Change in fair value of derivative	702,785
Amortization of discounts on notes payable	534,430	21,286
Imputed interest	4,750	960

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,384	104,510
Accounts payable - related party	-	488
Net cash used in operating activities	(301,388)	18,456

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	593,000	26,040
Principal payments on notes payable	(97,150)	(1,801)
Proceeds from related-party loan	1,830	10,151
Principal payments on related-party loans	-	(1,000)
Net cash provided by financing activities	497,680	33,390

Effect of exchange rate changes on cash and cash equivalents	14,707	(47,973)

Net increase/(decrease) in cash	210,999	3,873
Cash and equivalents - beginning of period	9,726	1,850
Cash and equivalents - end of period	$220,725	$5,723

SUPPLEMENTARY INFORMATION
Cash paid for interest	$2,720	$549
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$664,688	$22,040
Conversion of debt to common stock	$11,155	$54,165
Settlement of derivative liability	$93,280	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2018. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2017, as reported in Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2018 and 2017 as the effect of our potential common stock equivalents would be anti-dilutive.

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 201711, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 47020, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

The adoption of these standards is not expected to have a material impact on our financial position or results of operations.

Note 3 – Going Concern

We have not begun our core operations in the technology industry and have not yet acquired the assets to enter this markets and we will require additional capital to do so. There is no guarantee that we will acquire the capital to procure the assets to enter this market or, upon doing so, that we will generate positive cash flows from operations. Substantial doubt exists as to Tautachrome’s ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 4 – Related Party Transactions

For the year ended December 31, 2017, we had the following transactions with the Twenty Second Trust (the "Trust"), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We accrued $4,924 in interest payable to the Trust and paid $0 of interest for both years.

•	The outstanding balance at December 31, 2017 to the 22nd Trust was $100,033 and $16,012 for principal and interest, respectively, after adjustments for foreign exchange effect.

For the three months ended March 31, 2018, we accrued $1,233 to the 22nd Trust. At March 31, 2018, we owed $99,692 and $17,220 in principal and interest to the Trust, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan an imputed interest expense of $2,019 was recorded as additional paid-in capital for the three months ended March 31, 2018. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the three months ended March 31, 2018, Dr. Leonard paid $1,830 of company expenses and this amount is included in our loan to him. At March 31, 2018, we owed Dr. Leonard $102,990.

Note 5 – Capital

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

On October 16, 2017, we signed a consulting agreement to aide us in developing our blockchain-based cryptotokens in five stages, with 700,000 shares accruing at the completion of each stage. Phase 1 was completed on December 12, 2017. We therefore accrued those 700,000 shares at the date they were earned, charging general and administrative expense $12,600. Additionally, Phases 2 and 3 were completed on January 16, 2018 and February 26, 2018, respectively. During the three months ended March 31, 2018, we accrued an additional 140,000 shares, charging general and administrative expenses with $21,420.

During the three months ended March 31, 2018, we issued 1,996,331 shares in conversion of an outstanding convertible promissory note. We recorded a reduction of the balance of this note of $10,000 and $1,155 of principal and interest, respectively. We recognized no gain or loss on their conversions as they were converted within the terms of conversion.

Also during the three months ended March 31, 2018, we issued 15,000,000 shares as an equity incentive to a creditor (see Note 6) . We valued the shares at their grant-date fair values and recorded a discount on that debt of $127,500.

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the three months ended March 31, 2018, we imputed $4,750 of such interest.

Note 6 – Debt

Loans from related parties

As is discussed in Note 4, at March 31, 2018 we owed $219,902 in related-party debts consisting of $99,692 and $17,220 in unpaid principal and interest, respectively, to the 22nd Trust and $102,990 owed to our CEO, Dr. Jon Leonard.

Convertible notes payable

During the year ended December 31, 2017 we issued seven convertible promissory notes in the aggregate amount of $213,040, receiving proceeds therefrom of the same amount. These convertible notes can convert to common stock at various prices. We evaluated these convertible notes for beneficial conversion features and calculated a collective value of $209,040 which we are accounting for as debt discounts.

During the year ended December 31, 2017, we amortized $138,668 of debt discounts to interest expense.

Also during the year ended December 31, 2017, we converted two outstanding convertible notes payable to common stock, reducing principal owed by $49,249.

At December 31, 2017, $95,798 of our convertible notes payable were in default.

On December 27, 2017, we issued a convertible promissory note which was not funded until January 2, 2018. The note nominal amount was $78,000 and we received proceeds of $75,000, recording an original issue discount in the amount of $3,000. The note matures on September 30, 2018 and bears interest at 12% with any unpaid interest and principal at maturity bearing interest at 22%. The note could be converted at 58% of the lowest two trading prices during the twenty days prior to conversion. We initially recorded a discount on this note in the amount of $95,816 which included the $3,000 original issue discount and an initial derivative of $92,816 (see Derivative section below), but immediately amortized $17,816 to interest expense.

This note allowed the debtor certain prepayment rights, but incurring an interest penalty upon doing so. On February 14, 2018, we paid $94,923 to the creditor to pay this note in its entirety. During the period from issuance to retirement, we accrued $1,118 in interest and, upon paying the note, incurred additional interest expense of $15,805.

On February 1, 2018, we issued a promissory note in the amount of $60,000 and received $58,000 in proceeds, recording an original issue discount in the amount of $2,000. The note matures on February 1, 2019 and bears interest at 12%, with any unpaid principal and interest at maturity bearing interest at 18%. At any time 180 days after the issuance (or June 30, 2018) the lender may convert at a 40% discount of the three lowest trading prices during the previous twenty trading days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $68,286 including the $2,000 original issue discount and an initial derivative of $66,286 (see Derivative section below), but immediately amortized $8,286 to interest expense. During the three months ended March 31, 2018, we amortized an additional $10,000 of this discount to interest expense. Additionally, during the three months ended March 31, 2018, we accrued $1,034 of nominal interest.

The Company has certain prepayment rights and may prepay any outstanding interest or principal at the following rates: 0-90 days, 135%; 91-180 days:150%.

On February 12, 2018, we issued a promissory note in the amount of $55,125 and received proceeds of $50,000, recording an original issue discount in the amount of $5,125 . The note matures on February 5, 2019 and bears interest at 8%, with any unpaid principal and interest at maturity bearing interest at 16%. The lender may convert any outstanding principal and interest at 60% of the lowest trading price for twenty days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $72,868 including the $5,125 original issue discount and an initial derivative of $67,743 (see Derivative section below), but immediately amortized $17,743 to interest expense. During the three months ended March 31, 2018, we amortized an additional $11,694 of this discount to interest expense. Additionally, during the three months ended March 31, 2018, we accrued $645 of nominal interest.

The Company has prepayment rights as follows:

Days	%
1-30	115%
31-60	120%
61-90	125%
91-120	130%
121-150	135%
151-180	140%

On February 7, 2018, we issued a convertible promissory note in the amount of $465,000. The first tranche of proceeds in the amount of $220,000 was received on February 12, 2018. The agreement calls for proceeds, original issue discounts and nominal liabilities as follows:

	Proceeds	Original Issue Discount	Total Nominal Liability
Tranche 1	220,000	41,563	261,563
Future tranche(s)	180,000	23,438	203,438
Total	400,000	65,000	465,000

The note matures nine months from the date of payment of each tranche (thus, the maturity date for the first tranche is May 13, 2018). The note bears interest at 6%, with any unpaid principal and interest at maturity bearing interest at 18%.

After 180 days, the lender has the right to convert any and all principal and interest to common stock at 65% of the lowest trading price over the twenty trading days prior to the notice of conversion. At any time during default, the lender may apply an additional market discount of 15%.

We originally recorded a discount on this note of $446,400 consisting of the original issue discount of $41,563, the initial derivative (see Derivative section below) of $277,337, and an equity incentive of $127,500 in the form of 15,000,000 shares which we valued on the fair value grant date. Of the $446,400 recorded as a discount, we immediately amortized $184,837 to interest expense. During the three months ended March 31, 2018, we amortized an additional $58,125 to interest expense and accrued $1,996 of nominal interest.

On February 26, 2018, we issued a convertible promissory note in the amount of $100,000. We received the proceeds of $90,000 on the same date, recording an original issue discount of $10,000. The note matures on October 30, 2018 and bears interest at 12%, with any unpaid principal and interest at maturity bearing interest at 18%. The lender may convert any outstanding principal and interest at 60% of the average of the four lowest trading price for twenty five days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $173,273 consisting of the $10,000 original issue discount and an initial derivative of $163,273 (see Derivative section below), but immediately amortized $73,273 to interest expense. During the three months ended March 31, 2018, we amortized an additional $22,222 of this discount to interest expense. Additionally, during the three months ended March 31, 2018, we accrued $1,066 of nominal interest.

The Company has the option to prepay the outstanding interest at principal at any time prior to 180 days after issue, incurring the following additional interest expense: 0-90 days: 135%; 91-180 days 150%. After 180 days after issuance, no prepayment is allowed.

On March 9, 2018, we issued a convertible promissory note in the amount of $110,000. We received the proceeds of $100,000 on March 13, 2018, recording an original issue discount of $10,000. The note matures on March 5, 2019 and bears interest at 8%, with any unpaid principal and interest at maturity bearing interest at 16%. The lender may convert any outstanding principal and interest at 63% of twenty trading days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $131,224 consisting of the $10,000 original issue discount and an initial derivative of $121,224 (see Derivative section below), but immediately amortized $21,224 to interest expense. During the three months ended March 31, 2018, we amortized an additional $8,732 of this discount to interest expense. Additionally, during the three months ended March 31, 2018, we accrued $1,167 of nominal interest.

The Company has the option to prepay the outstanding interest at principal at any time prior to 180 days after issue, incurring the following additional interest expense: 0-90 days: 115%; 91-180 days 125%.

Convertible notes payable at March 31, 2018 and December 31, 2017 and their classification into long-term, short-term and in-default were as follows:

	03/31/18	12/31/17
All convertible promissory notes
Unpaid principal	1,507,442	960,311
Discounts	(599,736)	(146,297)
Convertible notes payable, net	$907,706	$814,014

Classified as short-term
Unpaid principal balance	1,418,294	825,013
Discounts	(595,623)	(119,710)
Convertible notes payable - short-term, net	$822,671	$705,303

Classified as long-term
Unpaid principal balance	5,000	32,000
Discounts	(4,113)	(26,587)
Convertible notes payable - short-term, net	$887	$5,413

Classified as in default
Unpaid principal balance	84,148	103,298
Discounts	-	-
Convertible notes payable - short-term, net	$84,148	$103,298

Derivative liabilities

The above-referenced convertible promissory notes issued during the three months ended March 31, 2018 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The Company issued Subscription Notes from 2015 through 2017 in the United States and Australia which are convertible at discounted market rates and market prices based on the average of 5 trading day closing bids. The notes are convertible after 1 year from issuance; mature in 18 months from issuance; accrued at 5% interest; and a 10% default rate. These convertible notes have become tainted (“The Tainted Notes) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and the quarterly period 3/31/18. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.0081 to $0.0169 in this period would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods range from 35% to 42% with potentially an additional discount.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 217.0% – 233% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.

•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.

•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on six instruments issued during the quarter ended March 31, 2018 range from 243% to 289%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At March 31, 2018, we determined the fair value of these derivatives were $1,479,001.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2017	$-
Changes due to new issuances	788,679
Changes due to extinguishments	(93,280)
Changes due to adjustment to fair value	702,785
Balance, March 31, 2018	$1,398,184

Note 7 – Litigation

Morgan Lawsuit

Background

The May 21, 2015 merger of the Company with Click Evidence, Inc. (“Click”) resulted in the transfer of Click’s assets and interests from Click to the Company and in Click becoming an asset-less entity inside the Company and then being disposed of on November 25, 2015. In the November 25, 2015 conveyance of the Click to the new owner, its name was changed to BH Trucking, Inc. (“BH”).

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

Charge to the Financial Statements

The Company believes that the second lawsuit is baseless, and is defending itself vigorously against it. The Company also believes that being named but not served, the default judgment in Morgan’s first lawsuit does not apply to the Company. Nevertheless, out of an abundance of caution, in Q3 2017 we included in liabilities the default amount of $2,377,915 plus $4,459 interest at 4.5% from December 16, 2016, the date of the judgment, to December 31, 2016.

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

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	3/31/18	12/31/17

Net operating loss carry-forward	2,429,514	2,103,201

Deferred tax asset at 39%	$947,510	$820,248
Valuation allowance	(947,510)	(820,248)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

On April 16, 2018, the Board of Directors appointed Mr. Aasim Saied as a director pursuant to section 223 of the Delaware General Corporation Law.

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

The Company intends to offer its cryptotokens, branded KLK, to the public in an offering to be registered under the Securities Act of 1933, for the purpose of raising up to $100 million in proceeds to further develop our KlickZie trusted imaging technology and our KlickZie high speed blockchain, branded the zChain, in support of a KLK-based crypto transaction ecosystem. The Company currently plans to effect the proposed offering through a KLK token website managed by the Company, in which purchases on the KLK token website will be paid for in Ethereum’s “ether” cryptocoins.

The proposed offering will take place as soon as practicable upon effectiveness of a registration statement to be filed with the SEC. We can give no assurance that the registration statement will ever be effective or that the proposed offering will take place as anticipated or at all.

Results of Operations - Three months ended March 31, 2018 versus 2017

We had general and administrative expenses of $307,425 for the three months ended March 31, 2018 versus $130,936 for the same period in 2017. The increase is mainly due to increases in legal fees in defending ourselves in the two lawsuits discussed in Note 7 to the financial statements, increases in development costs of our blockchain technology and iOA/Android application and integration, and certain fees associated with fund-raising.

Interest expense increased from $57,067 during the three months ended March 31, 2017 to $579,947 during the same period in 2018. The increase is mostly due to debt discount amortization owing from the issuance of certain debt instruments (see Note 6 to the financial statements).

During the quarter ended March 31, 2018, we had a loss of $702,785 associated with the change in value of derivatives (see Note 6 to the financial statements). We had no such loss in the previous year.

During the three months ended March 31, 2018, we had a foreign exchange gain of $14,707 versus a loss of $47,973 during the same period in 2017, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $1,575,450 and $235,976 during the three months ended March 31, 2018 and 2017 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At March 31, 2018, the Company had $220,725 in cash and liabilities totaling $2,986,470. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at March 31, 2018 and December 31, 2017. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Plan of Operation

Our immediate term plans for operations is discussed extensively in Item 7 – Management’s Discussion and Analysis or Plan of Operation included in our Form 10-K as of December 31, 2017, filed with the Commission on April 2, 2018 and is herein incorporated by reference.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: May 11, 2018	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

