Form 10-Q
period 2018-06-30
TAUTACHROME INC.
filed 2018-07-30
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 000-55721

TAUTACHROME, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5034780
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 e. Innovation Park Drive, Oro Valley, AZ 85755
(Address of principal executive offices)

(520) 318-5578
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of July 30, 2018, was 1,702,937,967.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	6/30/2018	12/31/2017
ASSETS
Current assets:
Cash	$61,779	$9,726
Total current assets	61,779	9,726
TOTAL ASSETS	$61,779	$9,726

LIABILITIES
Accounts payable and accrued expenses	$419,679	$356,213
Accounts payable - related party	14,735	15,515
Loans from related parties	98,989	100,033
Convertible notes payable - related party	94,940	101,160
Short-term convertible notes payable, net	905,966	705,303
Notes payable in default	55,548	103,298
Short-term notes payable	16,290	17,191
Derivative liability	1,372,858	-
Court judgment liability	54,000	54,000
Total current liabilities	3,033,005	1,452,713

Long-term convertible notes payable, net	-	5,413
Total non-current liabilities	-	5,413
TOTAL LIABILITIES	3,033,005	1,458,126

STOCKHOLDERS' EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at June 30, 2018 and December 31, 2017	1,380	1,380
Common stock, $0.00001 par value. Four billion shares authorized. 1,702,937,967 and 1,685,941,636 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	17,030	16,860
Additional paid in capital	4,041,360	3,787,675
Common stock payable	56,646	23,186
Accumulated deficit	(7,148,578)	(5,293,041)
Effect of foreign currency exchange	60,936	15,540
TOTAL STOCKHOLDERS' EQUITY	(2,971,226)	(1,448,400)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,779	$9,726

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative	$426,923	$204,515	$119,498	$73,579
Total operating expenses	426,923	204,515	119,498	73,579

Operating loss	(426,923)	(204,515)	(119,498)	(73,579)

OTHER INCOME / (EXPENSE)
Interest expense	(738,569)	(130,475)	(158,622)	(73,408)
Change in value of derivatives	(690,045)	-	12,740	-
Total other	(1,428,614)	(130,475)	(145,882)	(73,408)
Net loss	$(1,855,537)	$(334,990)	$(265,380)	$(146,987)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	45,396	(52,395)	30,689	(4,422)
Net comprehensive loss	$(1,810,141)	$(387,385)	$(234,691)	$(151,409)

Net loss per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding, basic and diluted	1,699,612,324	1,683,220,051	1,702,937,967	1,687,933,509

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series D		Additional Paid	Stock	Other Comprehensive	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	in Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, 12/31/16	1,672,789,717	$16,728	13,795,104	1,380	$3,421,595	$10,586	$82,748	$(7,081,154)	$(3,548,117)

Shares issued for conversion of debt	8,493,243	85			54,080				54,165
Shares issued for services	6,700,000	67			84,262				84,329
Shares retired from consultant	(2,041,324)	(20)			20				-
Shares earned by consultant						12,600			12,600
Beneficial conversion feature of convertible notes					209,040				209,040
Imputed interest					18,678				18,678
Effect of foreign currency exchange							(67,208)		(67,208)
Net income								1,788,113	1,788,113
Balance, 12/31/17	1,685,941,636	$16,860	13,795,104	$1,380	$3,787,675	$23,186	$15,540	$(5,293,041)	$(1,448,400)

Shares issued with convertible note payable	15,000,000	150			127,350				127,500
Shares issued for conversion of debt	1,996,331	20			11,135				11,155
Derivative associated with early debt retirement					105,866				105,866
Shares earned by consultant						33,460			33,460
Imputed interest					9,334				9,334
Effect of foreign currency exchange							45,396		45,396
Net loss								(1,855,537)	(1,855,537)
Balance, 6/30/18	1,702,937,967	$17,030	13,795,104	$1,380	$4,041,360	$56,646	$60,936	$(7,148,578)	$(2,971,226)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,855,537)	$(334,990)
Stock-based compensation	33,460	84,330
Change in fair value of derivative	690,045	-
Amortization of discounts on notes payable	660,285	47,703
Imputed interest	9,334	4,780

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	29,540	94,707
Accounts payable - related party	-	490
Net cash used in operating activities	(432,873)	(102,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	593,000	181,040
Principal payments on notes payable	(147,250)	(30,693)
Proceeds from related-party loan	1,830	11,152
Principal payments on related-party loans	(8,050)	(1,000)
Net cash provided by financing activities	439,530	160,499

Effect of exchange rate changes on cash and cash equivalents	45,396	(52,395)

Net increase/(decrease) in cash	52,053	5,124
Cash and equivalents - beginning of period	9,726	1,850
Cash and equivalents - end of period	$61,779	$6,974

SUPPLEMENTARY INFORMATION
Cash paid for interest	$6,533	$627
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$664,688	$177,040
Conversion of debt to common stock	$11,155	$54,174
Settlement of derivative liability	$105,866	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2018. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2017, as reported in Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the six months ended June 30, 2018 and 2017 as the effect of our potential common stock equivalents would be anti-dilutive.

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

For the six months ended June 30, 2018, we accrued $2,458 to the 22nd Trust. At June 30, 2018, we owed $99,989 and $18,386 in principal and interest to the Trust, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $3,976 was recorded as additional paid-in capital for the six months ended June 30, 2018. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the six months ended June 30, 2018, Dr. Leonard paid $1,830 of company expenses and this amount is included in our loan to him. Also during the six months ended June 30, 2018, we repaid Dr. Leonard $8,050 of principal on his loan. At June 30, 2018, we owed Dr. Leonard $94,940.

In addition, at June 30, 2018, we owed $14,735 of related-party accounts payable, mostly arising from Company expenses paid by related parties.

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

On October 16, 2017, we signed a consulting agreement to aide us in developing our blockchain-based cryptotokens in five stages, with 700,000 shares accruing at the completion of each stage. Phase 1 was completed on December 12, 2017. We therefore accrued those 700,000 shares at the date they were earned, charging general and administrative expense $12,600. Additionally, Phases 2,3,4 and 5 were completed on January 16, 2018, February 26, 2018, March 8, 2018 and June 6, 2018, respectively. During the six months ended June 30, 2018, we accrued an additional 2,800,000 shares, charging general and administrative expenses with $33,460.

During the six months ended June 30, 2018, we issued 1,996,331 shares in conversion of an outstanding convertible promissory note. We recorded a reduction of the balance of this note of $10,000 and $1,155 of principal and interest, respectively. We recognized no gain or loss on their conversions as they were converted within the terms of conversion.

Also during the six months ended June 30, 2018, we issued 15,000,000 shares as an equity incentive to a creditor (see Note 6). We valued the shares at their grant-date fair values and recorded a discount on that debt of $127,500.

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the six months ended June 30, 2018, we imputed $9,334 of such interest.

Note 6 – Debt

Loans from related parties

As is discussed in Note 4, at June 30, 2018 we owed $212,315 in related-party debts consisting of $98,989 and $18,386 in unpaid principal and interest, respectively, to the 22nd Trust and $94,940 owed to our CEO, Dr. Jon Leonard.

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

On February 1, 2018, we issued a promissory note in the amount of $60,000 and received $58,000 in proceeds, recording an original issue discount in the amount of $2,000. The note matures on February 1, 2019 and bears interest at 12%, with any unpaid principal and interest at maturity bearing interest at 18%. At any time 180 days after the issuance (or June 30, 2018) the lender may convert at a 40% discount of the three lowest trading prices during the previous twenty trading days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $68,286 including the $2,000 original issue discount and an initial derivative of $66,286 (see Derivative section below), but immediately amortized $8,286 to interest expense. During the six months ended June 30, 2018, we amortized an additional $17,846 of this discount to interest expense. Additionally, during the six months ended June 30, 2018, we accrued $2,834 of nominal interest.

The Company has certain prepayment rights and may prepay any outstanding interest or principal at the following rates: 0-90 days, 135%; 91-180 days:150%.

On February 12, 2018, we issued a promissory note in the amount of $55,125 and received proceeds of $50,000, recording an original issue discount in the amount of $5,125 . The note matures on February 5, 2019 and bears interest at 8%, with any unpaid principal and interest at maturity bearing interest at 16%. The lender may convert any outstanding principal and interest at 60% of the lowest trading price for twenty days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $72,868 including the $5,125 original issue discount and an initial derivative of $67,743 (see Derivative section below), but immediately amortized $17,743 to interest expense. During the six months ended June 30, 2018, we amortized an additional $20,472 of this discount to interest expense. Additionally, during the six months ended June 30, 2018, we accrued $1,748 of nominal interest.

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

The note matures nine months from the date of payment of each tranche (thus, the maturity date for the first tranche is November 9, 2018). The note bears interest at 6%, with any unpaid principal and interest at maturity bearing interest at 18%.

After 180 days, the lender has the right to convert any and all principal and interest to common stock at 65% of the lowest trading price over the twenty trading days prior to the notice of conversion. At any time during default, the lender may apply an additional market discount of 15%.

We originally recorded a discount on this note of $446,400 consisting of the original issue discount of $41,563, the initial derivative (see Derivative section below) of $277,337, and an equity incentive of $127,500 in the form of 15,000,000 shares which we valued on the fair value grant date. Of the $446,400 recorded as a discount, we immediately amortized $184,837 to interest expense. During the six months ended June 30, 2018, we amortized an additional $99,030 to interest expense and accrued $5,919 of nominal interest.

On February 26, 2018, we issued a convertible promissory note in the amount of $100,000. We received the proceeds of $90,000 on the same date, recording an original issue discount of $10,000. The note matures on October 30, 2018 and bears interest at 12%, with any unpaid principal and interest at maturity bearing interest at 18%. The lender may convert any outstanding principal and interest at 60% of the average of the four lowest trading price for twenty five days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $173,273 consisting of the $10,000 original issue discount and an initial derivative of $163,273 (see Derivative section below), but immediately amortized $73,273 to interest expense. During the six months ended June 30, 2018, we amortized an additional $37,861 of this discount to interest expense. Additionally, during the six months ended June 30, 2018, we accrued $4,066 of nominal interest.

The Company has the option to prepay the outstanding interest at principal at any time prior to 180 days after issue, incurring the following additional interest expense: 0-90 days: 135%; 91-180 days 150%. After 180 days after issuance, no prepayment is allowed.

On March 9, 2018, we issued a convertible promissory note in the amount of $110,000. We received the proceeds of $100,000 on March 13, 2018, recording an original issue discount of $10,000. The note matures on March 5, 2019 and bears interest at 8%, with any unpaid principal and interest at maturity bearing interest at 16%. The lender may convert any outstanding principal and interest at 63% of twenty trading days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $131,224 consisting of the $10,000 original issue discount and an initial derivative of $121,224 (see Derivative section below), but immediately amortized $21,224 to interest expense. During the six months ended June 30, 2018, we amortized an additional $23,640 of this discount to interest expense. Additionally, during the six months ended June 30, 2018, we accrued $3,367 of nominal interest.

The Company has the option to prepay the outstanding interest at principal at any time prior to 180 days after issue, incurring the following additional interest expense: 0-90 days: 115%; 91-180 days 125%.

During the quarter ended June 30, 2018, we made principal and interest payments on existing convertible notes of $66,750 and $5,137, respectively, to Eric McRae with whom we are engaged in a lawsuit (see Note 7).

Convertible notes payable at June 30, 2018 and December 31, 2017 and their classification into long-term, short-term and in-default were as follows:

	06/30/18	12/31/17
All convertible promissory notes
Unpaid principal	1,435,854	960,311
Discounts	(474,340)	(146,297)
Convertible notes payable, net	$961,514	$814,014

Classified as short-term
Unpaid principal balance	1,380,306	825,013
Discounts	(474,340)	(119,710)
Convertible notes payable - short-term, net	$905,966	$705,303

Classified as long-term
Unpaid principal balance	-	32,000
Discounts	-	(26,587)
Convertible notes payable - short-term, net	$-	$5,413

Classified as in default
Unpaid principal balance	55,548	103,298
Discounts	-	-
Convertible notes payable - short-term, net	$55,548	$103,298

Derivative liabilities

The above-referenced convertible promissory notes issued during the six months ended June 30, 2018 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and the quarterly periods ended 3/31/18 and 6/30/18. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.011 to $0.0078 in this period would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods range from 35% to 42% with potentially an additional discount.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 87.0% – 208.0% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.

•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.

•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on six instruments issued during the six months ended June 30, 2018 range from 243% to 289%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At June 30, 2018, we determined the fair value of these derivatives were $1,372,858.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2017	$-
Changes due to new issuances	788,679
Changes due to extinguishments	(105,866)
Changes due to adjustment to fair value	690,045
Balance, June 30, 2018	$1,372,858

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

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	6/30/18	12/31/17

Net operating loss carry-forward	2,566,131	2,103,201

Deferred tax asset at 21% and 39%, respectively	$538,888	$820,248
Valuation allowance	(538,888)	(820,248)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

Subsequent events were evaluated through the date of this report.

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

Results of Operations - Six months ended June 30, 2018 versus 2017

We had general and administrative expenses of $426,923 for the six months ended June 30, 2018 versus $204,515 for the same period in 2017. The increase is mainly due to increases in legal fees in defending ourselves in the two lawsuits discussed in Note 7 to the financial statements, increases in development costs of our blockchain technology and iOA/Android application and integration, and certain fees associated with fund-raising.

Interest expense increased from $130,475 during the six months ended June 30, 2017 to $738,569 during the same period in 2018. The increase is mostly due to debt discount amortization owing from the issuance of certain debt instruments (see Note 6 to the financial statements).

During the six months ended June 30, 2018, we had a loss of $690,045 associated with the change in value of derivatives (see Note 6 to the financial statements). We had no such loss in the previous year.

During the six months ended June 30, 2018, we had a foreign exchange gain of $45,396 versus a loss of $52,395 during the same period in 2017, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $1,810,141 and $387,385 during the six months ended June 30, 2018 and 2017 are a result of the above items.

Results of Operations - Three months ended June 30, 2018 versus 2017

We had general and administrative expenses of $119,498 for the three months ended June 30, 2018 versus $73,579 for the same period in 2017. The increase is mainly due to increases in legal fees in defending ourselves in the two lawsuits discussed in Note 7 to the financial statements, increases in development costs of our blockchain technology and iOA/Android application and integration, and certain fees associated with fund-raising.

Interest expense increased from $73,408 during the three months ended June 30, 2017 to $158,622 during the same period in 2018. The increase is mostly due to debt discount amortization owing from the issuance of certain debt instruments (see Note 6 to the financial statements).

During the three months ended June 30, 2018, we had a gain of $12,740 associated with the change in value of derivatives (see Note 6 to the financial statements). We had no such gain in the previous year.

During the three months ended June 30, 2018, we had a foreign exchange gain of $30,689 versus a loss of $4,422 during the same period in 2017, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $234,691 and $151,409 during the three months ended June 30, 2018 and 2017 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At June 30, 2018, the Company had $61,779 in cash and liabilities totaling $3,033,005. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2018 and December 31, 2017. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: July 30, 2018	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

