Form 10-Q
period 2018-09-30
TAUTACHROME INC.
filed 2018-11-14
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2018, was 1,827,358,546.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	9/30/2018	12/31/2017
ASSETS
Current assets:
Cash	$33,837	$9,726
Total current assets	33,837	9,726
TOTAL ASSETS	$33,837	$9,726

LIABILITIES
Accounts payable and accrued expenses	$427,707	$356,213
Accounts payable - related party	14,392	15,515
Loans from related parties	98,529	100,033
Convertible notes payable - related party	87,790	101,160
Short-term convertible notes payable, net	1,002,735	705,303
Notes payable in default	43,500	103,298
Short-term notes payable	15,893	17,191
Derivative liability	779,424	-
Court judgment liability	49,000	54,000
Total current liabilities	2,518,970	1,452,713

Long-term convertible notes payable, net	27,825	5,413
Crypto-currency notes payable	100,000	-
Total non-current liabilities	127,825	5,413
TOTAL LIABILITIES	2,646,795	1,458,126

STOCKHOLDERS’ EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at September 30, 2018 and December 31, 2017	1,380	1,380
Common stock, $0.00001 par value. Four billion shares authorized. 1,763,596,480 and 1,685,941,636 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	17,637	16,860
Additional paid in capital	4,295,209	3,787,675
Common stock payable	75,115	23,186
Accumulated deficit	(7,078,026)	(5,293,041)
Effect of foreign currency exchange	75,727	15,540
TOTAL STOCKHOLDERS’ EQUITY	(2,612,958)	(1,448,400)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,837	$9,726

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative	$576,230	236,111	$149,307	31,596
Total operating expenses	576,230	236,111	149,307	31,596
Operating loss	(576,230)	(236,111)	(149,307)	(31,596)

OTHER INCOME / (EXPENSE)
Gain or (loss) on litigation	(55,000)	2,372,668	(55,000)	2,372,668
Interest expense	(1,003,299)	(177,187)	(264,730)	(46,712)
Change in value of derivatives	(150,456)	-	539,589	-
Total other	(1,208,755)	2,195,481	219,859	2,325,956
Net income or (loss)	$(1,784,985)	$1,959,370	$70,552	$2,294,360

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	60,187	(69,309)	14,791	(16,914)
Net comprehensive income or (loss)	$(1,724,798)	$1,890,061	$85,343	$2,277,446

Net (loss) or income per common share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding
Basic	1,712,011,307	1,684,825,134	1,736,404,988	1,687,982,960
Diluted	1,712,011,307	1,828,761,881	1,952,782,242	1,866,629,731

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, 12/31/16	1,672,789,717	$16,728	13,795,104	1,380	$3,421,595	$10,586	$82,748	$(7,081,154)	$(3,548,117)

Shares issued for conversion of debt	8,493,243	85			54,080				54,165
Shares issued for services	6,700,000	67			84,262				84,329
Shares retired from consultant	(2,041,324)	(20)			20				-
Shares earned by consultant						12,600			12,600
Beneficial conversion feature of convertible notes					209,040				209,040
Imputed interest					18,678				18,678
Effect of foreign currency exchange							(67,208)		(67,208)
Net income								1,788,113	1,788,113
Balance, 12/31/17	1,685,941,636	$16,860	13,795,104	$1,380	$3,787,675	$23,186	$15,540	$(5,293,041)	$(1,448,400)

Shares issued with convertible note payable	15,000,000	150			127,350				127,500
Shares issued for conversion of debt	52,654,844	527			146,804				147,331
Shares issued to settle lawsuit	10,000,000	100			59,900				60,000
Derivative associated with early debt retirement					159,711				159,711
Shares earned by consultants						51,929			51,929
Imputed interest					13,769				13,769
Effect of foreign currency exchange							60,187		60,187
Net loss								(1,784,985)	(1,784,985)
Balance, 9/30/18	1,763,596,480	$17,637	13,795,104	$1,380	$4,295,209	$75,115	$75,727	$(7,078,026)	$(2,612,958)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,784,985)	$1,959,370
Stock-based compensation	51,929	84,329
(Gain) or loss on litigation	55,000	(2,372,668)
Change in fair value of derivative	150,456	-
Amortization of discounts on notes payable	898,104	71,743
Imputed interest	13,769	11,457

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	49,319	128,858
Accounts payable - related party	-	494
Net cash used in operating activities	(566,408)	(116,417)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	603,000	208,040
Proceeds from crypto-currency notes payable	100,000	-
Principal payments on notes payable	(159,298)	(30,693)
Proceeds from related-party loan	1,930	11,153
Principal payments on related-party loans	(15,300)	(1,000)
Net cash provided by financing activities	530,332	187,500

Effect of exchange rate changes on cash and cash equivalents	60,187	(69,309)

Net increase/(decrease) in cash	24,111	1,774
Cash and equivalents - beginning of period	9,726	1,850
Cash and equivalents - end of period	$33,837	$3,624

SUPPLEMENTARY INFORMATION
Cash paid for interest	$7,505	$627
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$664,688	$204,040
Conversion of debt to common stock	$147,358	$54,167
Settlement of derivative liability	$159,711	$-
Shares issued for settlement of lawsuit	$5,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2018. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2017, as reported in Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine months ended September 30, 2018 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the year ended December 31, 2017, we had the following transactions with the Twenty Second Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We accrued $4,924 in interest payable to the Trust and paid $0 of interest for both years.

•	The outstanding balance at December 31, 2017 to the 22nd Trust was $100,033 and $16,012 for principal and interest, respectively, after adjustments for foreign exchange effect.

For the nine months ended September 30, 2018, we accrued $3,679 to the 22nd Trust. At September 30, 2018, we owed $98,529 and $19,563 in principal and interest to the Trust, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $5,834 was recorded as additional paid-in capital for the nine months ended September 30, 2018. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the nine months ended September 30, 2018, Dr. Leonard paid $1,930 of company expenses and this amount is included in our loan to him. Also during the nine months ended September 30, 2018, we repaid Dr. Leonard $15,300 of principal on his loan. At September 30, 2018, we owed Dr. Leonard $87,790.

In addition, at September 30, 2018, we owed $14,392 of related-party accounts payable, mostly arising from Company expenses paid by related parties.

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

On October 16, 2017, we signed a consulting agreement to aide us in developing our blockchain-based cryptotokens in five stages, with 700,000 shares accruing at the completion of each stage. Phase 1 was completed on December 12, 2017. We therefore accrued those 700,000 shares at the date they were earned, charging general and administrative expense $12,600. Additionally, Phases 2,3,4 and 5 were completed on January 16, 2018, February 26, 2018, March 8, 2018 and June 6, 2018, respectively. During the nine months ended September 30, 2018, we accrued an additional 2,800,000 shares, charging general and administrative expenses with $33,460.

During the nine months ended September 30, 2018, we issued 52,654,844 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $137,000 and $10,328 of principal and interest, respectively. As part of these conversions, we retired $147,328 of associated derivative liabilities which we included in Additional Paid in Capital.

On August 14, 2018, we settled our lawsuit with Richard Morgan (see Note 7) in full by issuing 10 million shares. We valued the shares at their grant date fair values, removing the judgment liability of $5,000 and recording a $55,000 loss on litigation.

Also during the nine months ended September 30, 2018, we issued 15,000,000 shares as an equity incentive to a creditor (see Note 6) . We valued the shares at their grant-date fair values and recorded a discount on that debt of $127,500.

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the nine months ended September 30, 2018, we imputed $13,769 of such interest.

Note 6 – Debt

Loans from related parties

As is discussed in Note 4, at September 30, 2018 we owed $205,882 in related-party debts consisting of $98,529 and $19,563 in unpaid principal and interest, respectively, to the 22nd Trust and $87,790 owed to our CEO, Dr. Jon Leonard.

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

On February 1, 2018, we issued a promissory note in the amount of $60,000 and received $58,000 in proceeds, recording an original issue discount in the amount of $2,000. The note matures on February 1, 2019 and bears interest at 12%, with any unpaid principal and interest at maturity bearing interest at 18%. At any time 180 days after the issuance (or June 30, 2018) the lender may convert at a 40% discount of the three lowest trading prices during the previous twenty trading days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $68,286 including the $2,000 original issue discount and an initial derivative of $66,286 (see Derivative section below), but immediately amortized $8,286 to interest expense. During the nine months ended September 30, 2018, we amortized an additional $31,197 of this discount to interest expense. Additionally, during the nine months ended September 30, 2018, we accrued $4,634 of nominal interest. On August 6, 2018, we issued 4,566,210 shares converting $20,000 of the original principal to equity.

The Company has certain prepayment rights and may prepay any outstanding interest or principal at the following rates: 0-90 days, 135%; 91-180 days:150%.

On February 12, 2018, we issued a promissory note in the amount of $55,125 and received proceeds of $50,000, recording an original issue discount in the amount of $5,125. The note matures on February 5, 2019 and bears interest at 8%, with any unpaid principal and interest at maturity bearing interest at 16%. The lender may convert any outstanding principal and interest at 60% of the lowest trading price for twenty days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $72,868 including the $5,125 original issue discount and an initial derivative of $67,743 (see Derivative section below), but immediately amortized $17,743 to interest expense. During the nine months ended September 30, 2018, we amortized an additional $36,874 of this discount to interest expense. Additionally, during the nine months ended September 30, 2018, we accrued $2,850 of nominal interest.

The Company has prepayment rights as follows:

Days	%
1-30	115%
31-60	120%
61-90	125%
91-120	130%
121-150	135%
151-180	140%

On August 28, 2018, we issued 1,515,152 shares to convert $5,000 of the original principal to equity.

On February 7,2018, we issued a convertible promissory note in the amount of $465,000. The first tranche of proceeds in the amount of $220,000 was received on February 12, 2018. The agreement calls for proceeds, original issue discounts and nominal liabilities as follows:

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

We originally recorded a discount on this note of $446,400 consisting of the original issue discount of $41,563, the initial derivative (see Derivative section below) of $277,337, and an equity incentive of $127,500 in the form of 15,000,000 shares which we valued on the fair value grant date. Of the $446,400 recorded as a discount, we immediately amortized $184,837 to interest expense. During the nine months ended September 30, 2018, we amortized an additional $177,812 to interest expense and accrued $9,843 of nominal interest.

On February 26, 2018, we issued a convertible promissory note in the amount of $100,000. We received the proceeds of $90,000 on the same date, recording an original issue discount of $10,000. The note matures on October 30, 2018 and bears interest at 12%, with any unpaid principal and interest at maturity bearing interest at 18%. The lender may convert any outstanding principal and interest at 60% of the average of the four lowest trading price for twenty five days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $173,273 consisting of the $10,000 original issue discount and an initial derivative of $163,273 (see Derivative section below), but immediately amortized $73,273 to interest expense. During the nine months ended September 30, 2018, we amortized an additional $67,229 of this discount to interest expense. Additionally, during the nine months ended September 30, 2018, we accrued $7,066 of nominal interest.

The Company has the option to prepay the outstanding interest at principal at any time prior to 180 days after issue, incurring the following additional interest expense: 0-90 days: 135%; 91-180 days 150%. After 180 days after issuance, no prepayment is allowed.

On March 9, 2018, we issued a convertible promissory note in the amount of $110,000. We received the proceeds of $100,000 on March 13, 2018, recording an original issue discount of $10,000. The note matures on March 5, 2019 and bears interest at 8%, with any unpaid principal and interest at maturity bearing interest at 16%. The lender may convert any outstanding principal and interest at 63% of lowest closing price for twenty trading days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $131,224 consisting of the $10,000 original issue discount and an initial derivative of $121,224 (see Derivative section below), but immediately amortized $21,224 to interest expense. During the nine months ended September 30, 2018, we amortized an additional $38,430 of this discount to interest expense. Additionally, during the nine months ended September 30, 2018, we accrued $5,567 of nominal interest.

The Company has the option to prepay the outstanding interest at principal at any time prior to 180 days after issue, incurring the following additional interest expense: 0-90 days: 115%; 91-180 days 125%.

During the nine months ended September 30, 2018, we made principal and interest payments on existing convertible notes of $78,798 and $6,109, respectively, to Eric McRae with whom we are engaged in a lawsuit (see Note 7).

Convertible notes payable (excluding related-party convertible notes which is discussed in Note 4) at September 30, 2018 and December 31, 2017 and their classification into long-term, short-term and in-default were as follows:

	09/30/18	12/31/17
All convertible promissory notes
Unpaid principal	1,310,581	960,311
Discounts	(236,522)	(146,297)
Convertible notes payable, net	$1,074,060	$814,014

Classified as short-term
Unpaid principal balance	1,239,257	825,013
Discounts	(236,522)	(119,710)
Convertible notes payable - short-term, net	$1,002,735	$705,303

Classified as long-term
Unpaid principal balance	27,825	32,000
Discounts	-	(26,587)
Convertible notes payable - short-term, net	$27,825	$5,413

Classified as in default
Unpaid principal balance	43,500	103,298
Discounts	-	-
Convertible notes payable - short-term, net	$43,500	$103,298

Crypto-currency notes payable

On August 7, 2018, we issued a Crypto Exchange Promissory Note (“the Crypto Note”) in exchange for $100,000 in cash. The Crypto Note accrues interest at 4% until maturity which is 18 months from issue and 10% after maturity. The holder can convert unpaid principal and accrued interest into KLK20 tokens at any time at the rate of $0.25 per token. The holder may, for up to nine months after issuance, participate in a price guarantee: if the Company offers the tokens at less than $0.25 per token at any point for up to nine months after issuance, then the holder has the option of participating in the offer at the lower price.

Derivative liabilities

The above-referenced convertible promissory notes issued during the nine months ended September 30, 2018 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions.

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

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and the quarterly periods ended 3/31/18 and 9/30/18. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.084 to $0.0048 in this period would fluctuate with the Company projected volatility.
•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.
•	The effective discounts rates estimated throughout the periods range from 35% to 42% with potentially an additional discount.
•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.
•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 96.1% – 270.6% (annualized over the term remaining for each valuation).
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.
•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.
•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on six instruments issued during the nine months ended September 30, 2018 range from 243% to 289%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At September 30, 2018, we determined the fair value of these derivatives were $779,424.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2017	$-
Changes due to new issuances	788,679
Changes due to extinguishments	(159,711)
Changes due to adjustment to fair value	150,456
Balance, September 30, 2018	$779,424

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

Effect on the Financial Statements

During the three months ended September 30, 2017 we included in liabilities the default amount of $2,377,915 plus $4,459 interest at 4.5% from December 16, 2016, the date of the judgment, to December 31, 2016.

On August 29, 2017, the Court set aside the judgment in the First Lawsuit resulting in the removal of the liability of $2,377,915 and accrued interest of $4,459 at December 31, 2016, as well as the additional accrued interest recorded during 2017 of $44,294, for a total gain of $2,426,668.

On August 14, 2018, we settled this lawsuit in full by issuing 10 million shares. We valued the shares at their grant date fair values, removing the judgment liability of $5,000 and recording a $55,000 loss on litigation.

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

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	9/30/18	12/31/17

Net operating loss carry-forward	2,773,928	2,103,201

Deferred tax asset at 21% and 39%, respectively	$582,525	$820,248
Valuation allowance	(582,525)	(820,248)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

We issued 63,762,066 shares in conversion of debt.

Subsequent events were evaluated through the date of this report.

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

Results of Operations - Nine months ended September 30, 2018 versus 2017

We had general and administrative expenses of $576,230 for the nine months ended September 30, 2018 versus $236,111 for the same period in 2017. The increase is mainly due to increases in legal fees in defending ourselves in the two lawsuits discussed in Note 7 to the financial statements, increases in development costs of our blockchain technology and iOA/Android application and integration, and certain fees associated with fund-raising.

As is more fully explained in Note 7 to the financial statements, for the nine months ended September 30, 2018, we had a loss on litigation on the Morgan lawsuit of $55,000 versus a gain of $2,372,668 during the same period in 2017.

Interest expense increased from $177,187 during the nine months ended September 30, 2017 to $1,003,299 during the same period in 2018. The increase is mostly due to debt discount amortization owing from the issuance of certain debt instruments (see Note 6 to the financial statements).

During the nine months ended September 30, 2018, we had a loss of $150,456 associated with the change in value of derivatives (see Note 6 to the financial statements). We had no such loss in the previous year.

During the nine months ended September 30, 2018, we had a foreign exchange gain of $60,187 versus a loss of $69,309 during the same period in 2017, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive loss of $1,724,798 and comprehensive income of $1,890,061 during the nine months ended September 30, 2018 and 2017 are a result of the above items.

Results of Operations - Three months ended September 30, 2018 versus 2017

We had general and administrative expenses of $149,307 for the three months ended September 30, 2018 versus $31,596 for the same period in 2017. The increase is mainly due to increases in legal fees in defending ourselves in the two lawsuits discussed in Note 7 to the financial statements, increases in development costs of our blockchain technology and iOA/Android application and integration, and certain fees associated with fund-raising.

As is more fully explained in Note 7 to the financial statements, for the three months ended September 30, 2018, we had a loss on litigation on the Morgan lawsuit of $55,000 versus a gain of $2,372,668 during the same period in 2017.

Interest expense increased from $46,712 during the three months ended September 30, 2017 to $264,730 during the same period in 2018. The increase is mostly due to debt discount amortization owing from the issuance of certain debt instruments (see Note 6 to the financial statements).

During the three months ended September 30, 2018, we had a gain of $539,589 associated with the change in value of derivatives (see Note 6 to the financial statements). We had no such gain in the previous year.

During the three months ended September 30, 2018, we had a foreign exchange gain of $14,791 versus a loss of $16,914 during the same period in 2017, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive income of $85,343 and $2,277,446 during the three months ended September 30, 2018 and 2017 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At September 30, 2018, the Company had $33,837 in cash and liabilities totaling $2,646,795. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at September 30, 2018 and December 31, 2017. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: November 14, 2018	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

