Form 10-K
period 2018-12-31
TAUTACHROME INC.
filed 2019-04-16
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $6,592,777 (based on the closing price of $0.0078 on June 30, 2018 on the OTCQB).

As of April 10, 2019, the registrant had 2,871,747,062 shares of its common stock outstanding.

Documents Incorporated by reference: None.

TAUTACHROME, INC.

FORM 10-K

For the Years Ended December 31, 2018 and 2017

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

Our Business

Tautachrome operates in the internet applications space, a large space we believe to be uniquely able to make possible fast growing and novel business. The iPhone, Google, Facebook, Amazon, Uber and numerous other examples are reminders of the ability of the internet applications space to surprise us with new business universes out of nowhere. A recent surprise was the arrival in the internet applications space of blockchain technology, which is empowering enterprises of all sizes to create ecosystems of trade based on self-introduced and globally useable cryptocurrencies. The arrival of blockchain technology has added a significant new and leading element to Tautachrome’s business plans and activities. The subsequent development of a new patent pending technology dubbed ArK technology that exploits augmented reality in a new solution to the purchasing interaction between global consumers and providers is a brand new surprise, and has been licensed by the Company for development.

Tautachrome is currently pursuing three main avenues of business activity based on our patented activated imaging technology, our blockchain cryptocurrency products, and the ArK patent pending technology (together banded “KlickZie” technology):

1.	KlickZie ArK technology business: The Company has licensed and is developing a new KlickZie augmented reality (often abbreviated AR) technology called “ArK technology which permits goods and services providers to establish geolocated augmented reality interfaces, called ArKs, allowing consumers to interact with inside info on the provider’s products, specials and discounts with live purchasing provided. A provider’s ArK may be located anywhere on earth, at a store location, or anywhere else the provider may desire. The ArKnet is a fintech platform connecting consumers to providers in the global $48 trillion household purchasing market, using augmented reality as the medium of interaction.

2.	KlickZie’s blockchain cryptocurrency based ecosystem: our recently added activity to create our own KlickZie blockchain and cryptocurrency to incentivize user download of KlickZie products and to provide a crypto based monetary stream to the Company, and

3.	KlickZie Activated Digital Imagery business: our longstanding flagship activity to develop and monetize downloadable apps based on our patented KlickZie trusted imaging technology and based on our patented trusted image-based social interactions using the pictures and videos that smartphone users generate on the web using their KlickZie imaging app.

1.	ArK Business Activity

On October 17, 2018, the Company licensed and is developing the ArK technology, a Fintech patent pending technology aimed at the global household goods and services market. ArKs are floating interactive pictures (ArK Symbols) only visible around you in the Augmented Reality view provided by the ArKnet app using the camera imager in your smartphone. ArKs are intended for goods and service providers as a way to draw attention to customers in the vicinity of a provider’s ArK Symbol. Shoppers and buyers seeing a Symbol can interact with the provider’s goods or services via the Ark Symbol. The picture above is a shopping mall scene, where two stores, Claire’s on your right, and rue 21 etc! on your left, are shown displaying interactive ArK symbols. Claire’s ArK is a “standard” ArK symbol, while rue 21 etc! uses a picture of their “etc. Gold” perfume product as their ArK symbol. Either way, using their smartphone imager an ArKnet app users can touch the store’s ArK Symbol and on their smartphone access the provider’s Ark page containing interest-grabbing information of every kind, including pictures or videos of today’s specials, , in-ArK purchase and checkout features, reviews, links, menus, social media profiles or anything else the store wants to advertise.

Arks may be mobile ArKs, using the app user’s mobile device to mobilize the ArK location, or stationary ArKs, using a set geo location determined by coordinates or determined by fixing the ArK location by moving the ArK owner’s mobile device to a desired location and setting the stationary ArK’s location there.

Providers may create their ArKs, decide on their ArK Symbol, choose their Symbol geolocations and provide for license payment to the Company, using features in the ArK app.

We intend the ArK app to be free to consumers or other users merely wishing to use the app to survey their environ for the presence of ArK symbols.

We envision a KlickZie ArKnet with billions of users and ArKs connecting humanity, commerce, information, crypto currency, and innovation in useful ways. Plus, we want to return the ownership of users’ information and valuable items such as images and video, back to where it rightfully belongs, the individual user.

For additional information, visit http://myarknet.io.

2.	KlickZie blockchain cryptocurrency based ecosystem

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

3.	KlickZie technology-based business activity

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

KlickZie Activation

KlickZie activation seeks to add a new utility to ordinary pictures and videos. Other KlickZie users who come across an activated picture can communicate with the author of the picture, or with amenable others who have seen the picture or with the data stored in the picture by clicking or touching the picture (“touch-to-comm”). We intend the picture itself by click or touch to make the communication happen no matter where or how you come across an activated picture.

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

KlickZie Product Rollout

•	Phase 1: Build the minimal testable KlickZie system –including the Ark and activated digital imaging apps and the service cloud (Rev 1 KlickZie system), identifying and fixing functionality deficiencies and user experience and interface hiccups, building a loyal base of early adopters and defining Rev 2.

•	Phase 2: Build and release Rev 2 into a limited audience to optimize user experience and user interfaces, to define, build, test and finalize viral growth methodology, to finalize the smartphone apps, to test/finalize the cloud subsystem for global scale up, to build a seed population of up to 200,000 contented users, and to plan global rollout.

•	Phase 3: Roll out the KlickZie system of ArKs, trusted imaging, and the KLK digital currency, culture by culture and language by language, adding support staff and services as rollout moves forward.

Monetizing

As presently conceived, the KlickZie product aims at revenues from four primary sources:

•	ArK licensing fees paid by ArK-using providers

•	Well behaved advertising paid in both fiat currency and KLKs.

•	User premium service fees.

•	Enterprise revenue paid by entities licensing our technologies for enterprise usages.

Funding

We plan on, and are now seeking, funds to finance KlickZie product rollout.

The Company intends to offer its KLK cryptotokens to the public in an offering to be registered under the Securities Act of 1933, for the purpose of raising up to $100 million in proceeds to further develop our ArK technology platform, our activated imagery technology and our KlickZie high speed zChain blockchain in support of a KLK-based crypto transaction ecosystem. The Company currently plans to effect the proposed offering through a KLK token website managed by the Company.

The proposed offering will take place both with offerings under Reg D exemption or Reg S exclusions, and with a public offering as soon as practicable upon effectiveness of a registration statement to be filed with the SEC. We can give no assurance that such a registration statement will ever be effective or that such a public offering will take place as anticipated or at all.

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

First KlickZie revenues

Apart from Company revenues from the sale its KLK cryptotokens to the public as disclosed in the section above, our Plan of Operations for KlickZie based revenue is prepared for first revenues from ArK business app users coming on line within the first year after the receipt of funding sufficient to round out the KlickZie team. Preparations for other KlickZie revenue are geared for the two year and out timeframe.

Shelved business activity

General app development and digital design activities that were being carried out under our wholly-owned Polybia Studios subsidiary, and our acquisition activities that were being carried out under our Appquisitions Division have been shelved for the time being. Work on our PhotoSweep halted smartphone app named PhotoSweep has also been shelved for the time being.in preference to a strict focusing on the KlickZie business activity.

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

With regard to ArK augmented reality space, while there is no direct competition in the at the moment, that could change in a heartbeat with an interest taken by any of the internet giants mentioned above.

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

As of the date of this prospectus, our patent portfolio includes the patents and applications issued by and filed with the USPTO, as described in the following table:

Title	Status	Patent or Application Number	Grant or Application Date
Exploitation Of Augmented Reality And Cryptotoken Economics In An Information-Centric Network Of Smartphone Users And Other Imaging Cyborgs	Filed	62/755589	11/05/18
Authentication And Validation Of Smartphone Imagery	Granted	9582843	02/28/17
Authentication And Validation Of Smartphone Imagery	Granted	10019774	07/10/18
Authentication And Validation Of Smartphone Imagery	Granted	10019773	07/10/18
System And Method For Creating, Processing, And Distributing Images That Serve As Portals Enabling Communication With Persons Who Have Interacted With The Images	Granted	9928352	03/27/18
System And Method For Creating, Processing, And Distributing Images That Serve As Portals Enabling Communication With Persons Who Have Interacted With The Images	Filed	15/888381	02/05/18

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

Effect on the Financial Statements

During the year ended December 31, 2017 we included in liabilities the default amount of $2,377,915 plus $4,459 interest at 4.5% from December 16, 2016, the date of the judgment, to December 31, 2016.

On August 29, 2017, the Court set aside the judgment in the First Lawsuit resulting in the removal of the liability of $2,377,915 and accrued interest of $4,459 at December 31, 2016, as well as the additional accrued interest recorded during 2017 of $44,294, for a total gain of $2,426,668.

On August 14, 2018, we settled this lawsuit in full by issuing 10 million shares. We valued the shares at their grant date fair value of $60,000, removing the judgment liability of $5,000 and recording a $55,000 loss on litigation.

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

The matter remains before the Court.

On October 17, 2018, we offered McRae 50 million shares in settlement of all outstanding legal actions against us. McRae declined the offer. However, we re-evaluated the liability on these lawsuits from $49,000 to $250,000 based on the closing price of our common stock on the date of the offer. We recognized a loss on litigation of $$201,000 in so doing.

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

PART II - OTHER INFORMATION

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares trade on the OTCQB under the symbol “TTCM”. The following table sets forth the high and low closing bid prices of our common stock for the last two calendar years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low
December 31, 2018	$0.0080	$0.0010
September 30, 2018	0.0090	0.0035
June 30, 2018	0.0100	0.0076
March 31, 2018	0.0220	0.0075
December 31, 2017	$0.0219	$0.0032
September 30, 2017	0.0280	0.0024
June 30, 2017	0.0249	0.0071
March 31, 2017	0.0348	0.0138

At December 31, 2018, there were 1,932,483,910 shares of our common stock issued and outstanding.

Holders

On December 31, 2018, the Company had approximately 577 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2018 and December 31, 2017. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the fiscal years ended December 31, 2018 and December 31, 2017.

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

The Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2018 and December 31, 2017, have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. We had negative cash flows from operations of $635,027 and $159,416 for the years ended December 31, 2018 and 2017, respectively, with recurring losses and negative working capital of $2,589,561 and $1,442,987 as at December 31, 2018 and 2017, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations for the Years ended December 31, 2018, and 2017

Net Gain versus Net Loss

The Company realized a net comprehensive loss of $4,103,126 for the year ended December 31, 2018 compared to a net comprehensive gain of $1,720,905 for the year ended December 31, 2017.

Revenue

The Company did not earn any revenue during the years ended December 31, 2018 or December 31, 2017.

Operating Expenses

The Company’s total operating expenses for the year ended December 31, 2018 were $2,619,916 compared to $317,631 for the year ended December 31, 2017, an increase of $365,285 (115%).

For the year ended December 31, 2017, the Company incurred general and administrative expenses of $782,916 compared to $317,631 for the year ended December 31, 2017, an increase of $2,302,285 (725%) primarily attributable to increased software development activity and increases in legal costs to fight our existing lawsuits. The following table sets out the material components of the Company’s general and administrative expenses for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
Category of General and Administrative Expense	2018	2017
Legal and accounting fees	$280,578	127,454
Consulting - stock-based compensation	1,896,741	84,232
Other professional services	221,792	40,052
Office and occupancy costs	167,245	39,360
Advertising and promotion	22,343	23,817
Other	31,217	2,716
Total	$2,619,916	$317,631

Other Expenses

On December 15, 2016, a former consultant of the Company obtained default judgment for $2,377,915 in damages against a former subsidiary of the Company. The Company recorded the default judgment plus $4,459 in accrued interest as a litigation loss of $2,382,374 for the year ended December 31, 2016. On October 25, 2017, the default judgment was set aside and a new hearing on damages was ordered in the same proceeding, resulting in a litigation gain of $2,426,668 for the year ended December 31, 2017. Additionally, during the year ended December 31, 2017, we accrued 54,000 for the Morgan and McRae lawsuits.

On October 17, 2018, we offered McRae 50 million shares in settlement of all outstanding legal actions against us. McRae declined the offer. However, we re-evaluated the liability on these lawsuits from $49,000 to $250,000 based on the closing price of our common stock on the date of the offer. We recognized a loss on litigation of $$201,000 in so doing.

During the year ended December 31, 2018, we recorded a loss on the settlement to Morgan of $55,000.

During the year ended December 31, 2018, we recorded losses of $41,278 on conversions of debt to equity. We had no such losses during the previous year.

The Company recorded an interest expense of $1,363,437 during the year ended December 31, 2018 compared to $266,924 for the year ended December 31, 2017, an increase of $1,096,513 (410%). The increase is due to five convertible promissory notes which contained initial derivatives which we accounted for as debt discounts and are amortizing to interest expense.

During the year ended December 31, 2018, we recorded a change in the value of our derivative liabilities in the amount of $96,843. We had no such item in 2017.

Other Comprehensive Loss

At each balance sheet date, transactions and balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in other comprehensive income. The Company recorded a translation gain of $80,662 for the year ended December 31, 2018, compared to a loss of $67,208 for the year ended December 31, 2017. These amounts are included in the Company’s statement of operations as foreign currency gain (loss) for the respective years.

Liquidity and Capital Resources

As of the date of this report, the Company has not generated revenue and is not profitable. The Company’s operations to date have been funded primarily by private placements of common stock and convertible notes, as well as by loans from its management and controlling stockholders.

As at December 31, 2018, the Company had $6,243 in cash and $2,595,804 in current liabilities resulting in a working capital deficit of $2,589,561. The Company is not currently able to maintain its operations through its existing cash balances and internally generated cash flows. Moreover, we have determined that the current capital structure of the Company is not adequate to fund its planned growth.

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

Operating Activities

During the year ended December 31, 2018, the Company used net cash of $635,027 in operating activities compared to $159,416 for the year ended December 31, 2017. The increase was primarily attributable to increased software development and legal fees.

The Company’s average monthly cash burn rate was $52,919 during the year ended December 31, 2018, compared to $13,285 for the year ended December 31, 2017. Subject to the success of the Company’s financing activities, we expect to increase operating activities in the coming year with a concomitant increase in the Company’s monthly burn rate. We will not be able to predict the increase to our burn rate until we have determined the outcomes of our financing activities.

Investing Activities

The Company did not use any net cash for investing activities during the year ended December 31, 2018.

Financing Activities

The Company received net cash of $550,882 from financing activities during the year ended December 31, 2018, consisting of $633,000 in proceeds from convertible promissory notes, $100,000 of proceeds from the issuance of crypto-currency notes payable and $2,130 of loans by management, offset by $162,298 in note repayment and $21,950 in related-party loan repayments. During the year ended December 31, 2017, the Company received net cash of $234,500 through its financing activities, consisting of $213,040 in proceeds from convertible promissory notes and $53,153 in management loans, offset by $30,693 in note repayments and $1,000 in related-party loan repayments. We expect to continue our financing activities to fund our operations until such time as the Company’s technologies are commercialized and we generate revenue on a profitable basis.

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

Item 8. Financial Statements and Supplemental Data

To the Board of Directors and

Stockholders of Tautachrome, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tautachrome, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Houston, TX

April 16, 2019

TAUTACRHOME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	12/31/2018	12/31/2017
ASSETS
Current assets:
Cash	$6,243	$9,726
Total current assets	6,243	9,726
TOTAL ASSETS	$6,243	$9,726

LIABILITIES
Accounts payable and accrued expenses	$615,847	$356,213
Accounts payable - related party	114,052	15,515
Loans from related parties	103,074	100,033
Convertible notes payable - related party	81,340	101,160
Short-term convertible notes payable, net	627,928	705,303
Notes payable in default	422,565	103,298
Short-term notes payable	15,501	17,191
Derivative liability	365,497	-
Court judgment liability	250,000	54,000
Total current liabilities	2,595,804	1,452,713

Long-term convertible notes payable, net	25,000	-
Long-term convertible notes payable – related party, net	32,825	5,413
Crypto-currency notes payable	100,000	-
Total non-current liabilities	157,825	5,413

TOTAL LIABILITIES	2,753,629	1,458,126

STOCKHOLDERS’ EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at December 31, 2018 and December 31, 2017	1,380	1,380
Common stock, $0.00001 par value. Four billion shares authorized. 1,932,483,910 and 1,685,941,636 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	19,325	16,860
Additional paid in capital	4,692,609	3,787,675
Common stock payable	1,919,927	23,186
Accumulated deficit	(9,476,829)	(5,293,041)
Effect of foreign currency exchange	96,202	15,540

TOTAL STOCKHOLDERS’ EQUITY	(2,747,386)	(1,448,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,243	$9,726

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017

OPERATING EXPENSES
General and administrative	$2,619,916	$317,631
Total operating expenses	2,619,916	317,631
Operating loss	(2,619,916)	(317,631)

OTHER INCOME / (EXPENSE)
Gain or (loss) on litigation	(256,000)	2,372,668
Loss on conversions of notes payable	(41,278)	-
Interest expense	(1,363,437)	(266,924)
Change in value of derivatives	96,843	-
Total other	(1,563,872)	2,105,744
Net income or (loss)	$(4,183,788)	$1,788,113

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	80,662	(67,208)
Net comprehensive income or (loss)	$(4,103,126)	$1,720,905

Net (loss) or income per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average shares outstanding
Basic	1,744,862,020	1,685,134,517
Diluted	1,744,862,020	1,839,357,467

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

From December 31, 2016 to December 31, 2018

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)

Balance, 12/31/16	1,672,789,717	$16,728	13,795,104	1,380	$3,421,595	$10,586	$82,748	$(7,081,154)	$(3,548,117)

Shares issued for conversion of debt	8,493,243	85	-	-	54,080	-	-	-	54,165
Shares issued for services	6,700,000	67	-	-	84,262	-	-	-	84,329
Shares retired from consultant	(2,041,324)	(20)	-	-	20	-	-	-	-
Shares earned by consultant	-	-	-	-	-	12,600	-	-	12,600
Beneficial conversion feature of convertible notes	-	-	-	-	209,040	-	-	-	209,040
Imputed interest	-	-	-	-	18,678	-	-	-	18,678
Effect of foreign currency exchange	-	-	-	-	-	-	(67,208)	-	(67,208)
Net income	-	-	-	-	-	-	-	1,788,113	1,788,113
Balance, 12/31/17	1,685,941,636	$16,860	13,795,104	$1,380	$3,787,675	$23,186	$15,540	$(5,293,041)	$(1,448,400)

Shares issued with convertible note payable	15,000,000	150	-	-	127,350	-	-	-	127,500
Series E Preferred shares accrued to ArKnet	-	-	-	-	-	1,837,000	-	-	1,837,000
Shares issued for conversion of debt	221,542,274	2,215	-	-	373,414	-	-	-	375,629
Shares issued to settle lawsuit	10,000,000	100	-	-	59,900	-	-	-	60,000
Derivative associated with early debt retirement	-	-	-	-	326,339	-	-	-	326,339
Shares earned by consultants	-	-	-	-	-	59,741	-	-	59,741
Imputed interest	-	-	-	-	17,931	-	-	-	17,931
Effect of foreign currency exchange	-	-	-	-	-	-	80,662	-	80,662
Net loss	-	-	-	-	-	-	-	(4,183,788)	(4,183,788)
Balance, 12/31/18	1,932,483,910	$19,325	13,795,104	$1,380	$4,692,609	$1,919,927	$96,202	$(9,476,829)	$(2,747,386)

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,183,788)	$1,788,113
Stock-based compensation	1,896,741	96,929
Loss on conversions	41,278	-
(Gain) or loss on litigation	256,000	(2,372,668)
Change in fair value of derivative	(96,843)	-
Amortization of discounts on notes payable	1,088,875	138,668
Imputed interest	17,931	18,678

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	244,779	170,371
Accounts payable - related party	100,000	493
Net cash used in operating activities	(635,027)	(159,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	600,175	106,040
Proceeds from convertible notes payable, related party	27,825	-
Proceeds from crypto-currency notes payable	100,000	-
Principal payments on notes payable	(162,298)	(30,693)
Proceeds from related-party loans	7,130	160,153
Principal payments on related-party loans	(21,950)	(1,000)
Net cash provided by financing activities	550,882	234,500

Effect of exchange rate changes on cash and cash equivalents	80,662	(67,208)

Net increase/(decrease) in cash	(3,483)	7,876
Cash and equivalents - beginning of period	9,726	1,850
Cash and equivalents - end of period	$6,243	$9,726

SUPPLEMENTARY INFORMATION
Cash paid for interest	$8,021	$627
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$664,688	$209,040
Conversion of debt to common stock	$334,351	$54,165
Settlement of derivative liability	$326,339	$-
Shares returned to treasury	$-	$20
Shares issued for settlement of lawsuit	$5,000	$-

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

We were informed by the SEC in January of 2017 that the Tautachrome KLK20 token is considered to be a security by virtue of the fact that the Company will have to do work for the token to have value. We understand the law and that interpretation of the law, and we agree. This means that the token may only be sold to persons under which the sale would qualify under an available exemption from registration or an available exclusion from registration.

Our current offering of our KLK20 tokens are being made only to Non-US Persons under an exclusion from registration, and to US Persons who are accredited investors under an exemption from registration.

For US Persons, the Offering is being made only to accredited investors pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D and Rule 506 promulgated thereunder.

The Offering is being made available to Non-US Persons pursuant to an exclusion from registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Rules 901 through 905 promulgated thereunder.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote. There were no cash equivalents as of December 31, 2018 and 2017.

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

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2018 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)
Accounts payable and accrued expenses	$615,847	$-	$-	$-
Accounts payable - related party	114,052	-	-	-
Loans from related parties	103,074	-	-	-
Convertible notes payable - related party	81,340	-	-	-
Short-term convertible notes payable, net	627,928	-	-	-
Convertible notes payable in default	422,565
Short-term notes payable	15,501	-	-	-
Derivative liability	-	-	365,497
Court judgment liability	250,000	-	-	(256,000)
Long-term convertible notes payable, net	25,000	-	-	-
Long-term convertible notes payable – related party, net	32,825
Crypto-currency notes payable	100,000	-	-	-
TOTAL LIABILITIES	$2,388,132	$-	$365,497	$(256,000)

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2017 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)
Accounts payable and accrued expenses	$356,213	$-	$-	$-
Accounts payable - related party	15,515	-	-	-
Loans from related parties	100,033	-	-	-
Convertible notes payable - related party	118,600	-	-	-
Short-term convertible notes payable, net	687,863	-	-	-
Convertible notes payable in default	103,298	-	-	-
Short-term notes payable	17,191	-	-	-
Court judgment liability	54,000	-	-	2,372,668
Long-term convertible notes payable – related party, net	5,413	-	-	-
TOTAL LIABILITIES	$1,458,126	$-	$-	$2,372,668

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

See Note 9 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income . The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $635,027 and $159,416 for the years ended December 31, 2018 and 2017, respectively, recurring losses, and negative working capital at December 31, 2018 and 2017. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 4 – Related Party Transactions

For the years ended December 31, 2018 and 2017, we had the following transactions with the Twenty Second Trust (the "Trust"), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent:

•	We received $0 and $0, respectively, in cash loans to pay operating expenses and repaid $0 in principal for both years.

•	We accrued $4,672 and $4,924, respectively, in interest payable to the Trust and paid $0 of interest for both years.

•	The outstanding balance at December 31, 2018 to the 22nd Trust was $98,074 and $20,517 for principal and interest, respectively, after adjustments for foreign exchange effect.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

The outstanding balance to the 22nd Trust at December 31, 2017 was $100,033 and $16,012 in principal and interest, respectively.

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N. Leonard under which the Company may borrow such money from Mr. Leonard as he, in his sole discretion, is willing to loan. During the years ended December 31, 2018 and 2017, the Company borrowed $2,130 and $53,000, respectively, repaid principal of $21,950 and owed to Dr. Leonard $81,240 and $101,160 at December 31, 2018 and 2017, respectively.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no interest loan, an imputed interest expense of $7,489 and $5,023 was recorded as additional paid-in capital for the years ended December 31, 2018 and 2017, respectively. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

On August 2, 2018, we issued a promissory note for $27,825 to a related party. In return, we received $10,000 in cash and the benefit of $17,825 of payments made by the creditor on the company’s behalf. The note matures on February 2, 2020, and bears interest at 5%. Any unpaid interest and principal at maturity bears interest at 10%. During the year ended December 31, 2018, we accrued $1,149 of interest. After twelve months, this note may be converted into common shares at $0.0025 per share (or 11,129,880 shares).

Also on August 2, 2018, we issued 43,177,151 to a related party, converting $102,000 of principal and $6,376 of interest to equity.

On December 12, 2018, we received $5,000 from a related party as an advance towards a convertible promissory note to be executed during 2019. This $5,000 is included in Loans from Related Parties on the balance sheet.

On October 17, 2018, we executed a License Agreement with ArKnet, Inc., a company owned by our CEO, Dr. Leonard and another related party. We received certain technologies aimed at the global household goods and services market in exchange for on-going cash payments and 40,000 shares of Convertible Preferred Series E Stock, issuable on or before April 17, 2020. We recorded an accrual of $1,837,000 for the cost of these shares during 2018 (See Note 5).

The cash consideration is:

•	$100,000 License Issuance Fee which we have accrued into the financial statements
•	Annual License Maintenance Fee

•	$200,000 for the calendar years 2020 and 2021
•	$300,000 for the calendar years 2022 and 2023
•	$400,000 for each calendar year after 2023

In addition to the above, the Company is to pay a 7.5% royalty on net sales. During 2018, there were no revenues on which to pay this royalty.

Note 5 – Capital Structure

Common Stock

At December 31, 2016, we had 1,672,789,717 common shares issued and outstanding from a total of four billion authorized.

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

During the year ended December 31, 2018 we issued 246,542,274 shares as follows:

•	We settled our lawsuit with Richard Morgan (see Note 7) in full by issuing 10 million shares. We valued the shares at their grant date fair values, removing the judgment liability of $5,000 and recording a $55,000 loss on litigation.

•	We issued 15,000,000 shares as an equity incentive to a creditor (see Note 6) . We valued the shares at their grant-date fair values and recorded a discount on that debt of $127,500.

•	We issued 221,542,274 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $306,623 and $27,728 of principal and interest, respectively and recorded a loss on conversion of $41,278. As part of these conversions, we retired $326,339 of associated derivative liabilities which we included in Additional Paid in Capital.

Imputed Interest

Several of our loans were made without any nominal interest. As such, we imputed interest at 8% to these loans, crediting Additional Paid in Capital and charging Interest Expense. For the year ended December 31, 2018 and 2017, these amounted to $17,931 and $18,678, respectively.

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

Preferred Stock

During the year ended December 31, 2018, we accrued $1,837,000 in costs related to the 40,000 Series E Preferred shares promised in our ArKnet contract (see Note 4) containing a par value of $0.0001.  This series of preferred shares have the following rights, limitations, restrictions and privileges:

•	They are not entitled to dividends,
•	They are entitled to no liquidations rights,
•	Each share has the voting rights of all other voting shares combined, multiplied by 0.00001,
•	They have no conversion or redemption rights.

Note 6 - Debt

Our debt in certain categories went from $1,086,398 at December 31, 2017 to $1,822,730 at December 31, 2018 as follows:

	12/31/18	12/31/17
Loans from related parties	$103,074	$100,033
Convertible notes payable, related party	114,165	118,600
Short-term convertible notes payable, net	627,928	687,863
Convertible notes payable in default	422,565	103,298
Short-term notes payable	15,501	17,191
Court Judgment liability	250,000	54,000
Derivative liability	365,497	-
Long-term convertible notes payable	25,000	5,413
Crypto currency notes payable	100,000	-
Totals	$2,023,730	$1,086,398

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

During the year ended December 31, 2018, we issued eight new convertible promissory notes in the amount of $633,000, containing original issue discounts totaling $71,688, for net proceeds of $561,313). These convertible notes can convert to common stock at various different prices. We evaluated these convertible notes for beneficial conversion features and calculated a collective value of $209,040 which we are accounting for as debt discounts. The notes are individually discussed below:

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

On February 1, 2018, we issued a promissory note in the amount of $60,000 and received $58,000 in proceeds, recording an original issue discount in the amount of $2,000. The note matures on February 1, 2019 and bears interest at 12%, with any unpaid principal and interest at maturity bearing interest at 18%. At any time 180 days after the issuance (or June 30, 2018) the lender may convert at a 40% discount of the three lowest trading prices during the previous twenty trading days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $68,286 including the $2,000 original issue discount and an initial derivative of $66,286 (see Derivative section below), but immediately amortized $8,286 to interest expense. During the year ended December 31, 2018, we amortized the entire discount of $68,286 to interest expense. Additionally, during the year ended December 31, 2018, we accrued $5,195 of nominal interest. During 2018, we issued 23,084,728 shares, converting $40,000 of principal to equity.

The Company has certain prepayment rights and may prepay any outstanding interest or principal at the following rates: 0-90 days, 135%; 91-180 days:150%.

On February 12, 2018, we issued a promissory note in the amount of $55,125 and received proceeds of $50,000, recording an original issue discount in the amount of $5,125 . The note matures on February 5, 2019 and bears interest at 8%, with any unpaid principal and interest at maturity bearing interest at 16%. The lender may convert any outstanding principal and interest at 60% of the lowest trading price for twenty days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $72,868 including the $5,125 original issue discount and an initial derivative of $67,743 (see Derivative section below), but immediately amortized $17,743 to interest expense. During the year ended December 31, 2018, we amortized the entire $72,868 of discount to interest expense. Additionally, during the year ended December 31, 2018, we accrued $3,112 of nominal interest. During 2018, we issued 44,543,712 shares, converting the entire principal and interest balances of $55,125 and $3,112, respectfully, to equity.

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

The note matured nine months from the date of payment of each tranche (therefore, the remaining unpaid principal is in default at December 31, 2018). The note bears interest at 6%, with any unpaid principal and interest at maturity bearing interest at 18%.

After 180 days, the lender has the right to convert any and all principal and interest to common stock at 65% of the lowest trading price over the twenty trading days prior to the notice of conversion. At any time during default, the lender may apply an additional market discount of 15%.

We originally recorded a discount on this note of $446,400 consisting of the original issue discount of $41,563, the initial derivative (see Derivative section below) of $277,337, and an equity incentive of $127,500 in the form of 15,000,000 shares which we valued on the fair value grant date. Of the $446,400 recorded as a discount, we immediately amortized $184,837 to interest expense. During the year ended December 31, 2018, we amortized the remaining $261,563 to interest expense and accrued $146,533 of nominal interest. During 2018, we issued 32,222,223 shares in conversion of $45,000 of principal.

On February 26, 2018, we issued a convertible promissory note in the amount of $100,000. We received the proceeds of $90,000 on the same date, recording an original issue discount of $10,000. The note matures on October 30, 2018 and bears interest at 12%, with any unpaid principal and interest at maturity bearing interest at 18%. The lender may convert any outstanding principal and interest at 60% of the average of the four lowest trading price for twenty five days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $173,273 consisting of the $10,000 original issue discount and an initial derivative of $163,273 (see Derivative section below), but immediately amortized $73,273 to interest expense. During the year ended December 31, 2018, we amortized the entire remaining discount of $100,000 to interest expense. Additionally, during the year ended December 31, 2018, we accrued $10,574 of nominal interest. During 2018, we issued 46,700,000 shares, converting $14,498 of principal and $8,374 of interest to equity.

On March 9, 2018, we issued a convertible promissory note in the amount of $110,000. We received the proceeds of $100,000 on March 13, 2018, recording an original issue discount of $10,000. The note matures on March 5, 2019 and bears interest at 8%, with any unpaid principal and interest at maturity bearing interest at 16%. The lender may convert any outstanding principal and interest at 63% of lowest closing price for twenty trading days prior to the notice of conversion. We initially recorded a discount on this note in the amount of $131,224 consisting of the $10,000 original issue discount and an initial derivative of $121,224 (see Derivative section below), but immediately amortized $21,224 to interest expense. During the year ended December 31, 2018, we amortized an additional $64,250 of this discount to interest expense. At December 31, 2018, the unamortized discount on this note amounted to $45,750. Additionally, during the year ended December 31, 2018, we accrued $6,598 of nominal interest. During 2018, we issued 29,818,129 shares converting $40,000 and $2,011 of principal and interest, respectively.

On October 19, 2018, we issued a promissory note in the amount of $30,000, receiving proceeds of that amount. The note matures on April 19, 2020 and bears interest at 4%. Any unpaid principal and interest at maturity bears interest at 10%. During the year ended December 31, 2018, we accrued $245 in interest. After twelve months, the note may be converted into common shares at $0.004 per share (or 7,575,758 shares).

During the year ended December 31, 2018, we made principal and interest payments on existing convertible notes of $81,798 and $6,625, respectively, to Eric McRae with whom we are engaged in a lawsuit (see Note 7).

At December 31, 2018, $627,928 or our convertible notes payable were classified as short-term, $422,565 as in default and $25,000 as long term.

Crypto-currency notes payable

We were informed by the SEC in January of 2017 that the Tautachrome KLK20 token is considered to be a security by virtue of the fact that the Company will have to do work for the token to have value. We understand the law and that interpretation of the law, and we agree. This means that the token may only be sold to persons under which the sale would qualify under an available exemption from registration or an available exclusion from registration.

Our current offering of our KLK20 tokens are being made only to Non-US Persons under an exclusion from registration, and to US Persons who are accredited investors under an exemption from registration.

For US Persons, the Offering is being made only to accredited investors pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D and Rule 506 promulgated thereunder.

The Offering is being made available to Non-US Persons pursuant to an exclusion from registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Rules 901 through 905 promulgated thereunder.

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

During the year ended December 31, 2018, we accrued $1,667 of interest on this note.

Derivative liabilities

The above-referenced convertible promissory notes issued during the year ended December 31, 2018 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions.

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

The Company issued Subscription Notes from 2015 through 2018 in the United States and Australia which are convertible at discounted market rates and market prices based on the average of 5 trading day closing bids. The notes are convertible after 1 year from issuance; mature in 18 months from issuance; accrued at 5% interest; and a 10% default rate. These convertible notes have become tainted (“The Tainted Notes”) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and at the end of each quarterly period during 2018. The following assumptions were used for the valuation of the derivative liability related to the Notes:

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

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on six instruments issued during the year ended December 31, 2018 range from 243% to 289%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At December 31, 2018, we determined the fair value of these derivatives were $365,497.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2017	$-
Changes due to new issuances	788,679
Changes due to extinguishments	(326,339)
Changes due to adjustment to fair value	(96,843)
Balance, December 31, 2018	$365,497

Court Judgment Liability

Our Court Judgment Liability was increased to $250,000 from $54,000 as a result of the settlement on the McRae matter, a reduction of $5,000 and an additional accrual of $201,000 to state the liability at the amount of our 50 million-share offer to McRae (See Note 7).

Short-Term Notes Payable

Short-term notes payable went from $17,191 at December 31, 2017 to $15,501 at December 31, 2018 owing entirely to exchange rate fluctuations.

Note 7 – Litigation Gains and Losses

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

On October 17, 2018, we offered McRae 50 million shares in settlement of all outstanding legal actions against us. McRae declined the offer. However, we re-evaluated the liability on these lawsuits from $49,000 to $250,000 based on the closing price of our common stock on the date of the offer. We recognized a loss on litigation of $201,000 in so doing.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	12/31/18	12/31/17
Net operating loss carry-forward	$3,380,285	$2,103,201

Deferred tax asset	$709,860	$820,248
Valuation allowance	(709,860)	(820,248)
Net future income taxes	$-	$-

Deferred taxes for 2018 and 2017 are calculated using a marginal tax rate of 21% and 39%, respectively.

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

Note 9 – Subsequent Events

On April 1, 2019, we issued 40,000 shares of Series E Convertible Preferred Stock as consideration to ArkNet, Inc. pursuant to our License Agreement with that Company (see Note 4).

As of April 10, 2019, we issued 939,263,152 shares in conversion of convertible promissory notes.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 Framework”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of December 31, 2018, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Name	Position(s)	Age	Held Position(s) Since

Dr. Jon N. Leonard	President	78	May 21, 2015
	Chief Executive Officer Director
	Chief Financial Officer
	Principal Accounting Officer
	Director

Matthew Staker	Director	60	May 28, 2015
Aasim Saied	Director	38	April 16, 2018

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

Aasim Saied

Mr. Aasim Saied serves as the Chairman and Chief Executive Officer of Akyumen Technologies Corp. Mr. Saied is an established entrepreneur with experience and with a history of high tech concept design and building fast-moving, innovative companies.

He has been a Director of Tautachrome, Inc. since April 16, 2018. He is an inventor, entrepreneur and futurist, who developed the Projector Phone technology and various other products and services. He has a successful history in building fast moving and innovative companies and has engineered powerful new patent-pending mobile device technologies and software applications. He has recruited a global team of developers and industry specialists for a successful launch of his Companies.

He was the Founder and Owner of CareerServices.com and was co-founder of Logic Wireless, LLC and served as its Chairman and Chief Executive Officer. He served as the Chairman of Didrick Medical Inc. He has been an Independent Director of Urban Communications, Inc. since June 30, 2015. He sits on the board of several other cutting-edge technology companies like Bionic Medical Devices, Zeta Byte and Lookhu Corp. He is a Member of the Board of Advisors of Wowio, Inc. and is an active speaker at various schools, universities and technology events. Mr. Saied graduated from the University of Arizona in 2008 with a bachelor’s degree in Technology.

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

Board of Directors and Committees

At December 31, 2018, our Board of Directors presently consisted of three members: Dr. Jon Leonard, Matthew Staker and Aasim Saied. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions, and provide that the Board of Directors may be expanded by Board action. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

Item 11. Executive Compensation

Summary Compensation

During the years ended December 31, 2018 and 2017, no salary, bonus or other compensation was awarded, earned or paid to the Company’s executive officers for any service rendered in any capacity to the Company.

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

Employment Agreements

The Company has an employment agreement with Dr. Jon Leonard, the Company’s Chief Executive Officer at a compensation rate of $60,000 (which increases 5% per year) and six weeks per year of paid vacation.  Payment and vacation benefits begin to accrue in June, 2019.

Other than the agreement in the previous paragraph, there are no employment agreements or arrangements, whether written or unwritten, between the Company and any of its executive officers. We do not contemplate entering into any other employment agreements with our executive officers until the Company has positive and stable cash flows.

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

	Shares Beneficially Owned				Percentage of Total Voting
	Common Stock		Preferred Stock(1)		Power of All
Name of Beneficial Owner	Shares	%(2)	Shares	%(3)	Classes

5% Owners

Sonny Nugent, as trustee for Twenty Second Trust	507,561,720	26.3	926,139	6.7	18.1

Officers and Directors

Dr. Jon N. Leonard(4)	252,931,670	13.1	10,093,306	73.2	38.1

Matthew Staker	69,391,477	3.6	2,775,659	20.1	10.5

Directors and Officers as a Group (2 persons)	322,323,147	16.7	12,868,965	93.3	48.6

________

(1)	Each outstanding share of preferred stock entitles the holder thereof to 100 votes on all matters submitted to a vote of the Company’s stockholders.

(2)	Based on an aggregate of 1,690,283,300 shares of common stock outstanding at December 31, 2018.

(3)	Based on an aggregate of 13,795,104 shares of preferred stock outstanding at March 31, 2019.

(4)	Includes 126,166,322 shares of common stock held by California Molecular Electronics Corp., of which Dr. Leonard is the sole officer and director.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the years ended December 31, 2018 and 2017, certain related parties made cash payments to the Company and the Company made cash payments to the related parties (see Note 4 to the financial statements).

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

Audit and Review Fees. We paid M&K, CPAS, PLLC for audit and review fees of $21,100 for 2018 and $21,500 for 2017.

Tax Fees. We have not paid any money for tax related services.

All Other Fees. We have not paid any money for other fees.

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

Tautachrome, Inc.

Date: April 16, 2019	By:	/s/ Jon N. Leonard
Jon N. Leonard
Chairman and Chief Executive Officer Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Dr. Jon Leonard
Dr. Jon Leonard	Date: April 16, 2019
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ Matthew Staker
Matthew Staker	Date: April 16, 2019
Director

/s/ Aasim Saied
Aasim Saied	Date: April 16, 2019
Director

