Form 10-K/A
period 2018-12-31
TAUTACHROME INC.
filed 2019-04-19
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by reference: None.

 Explanatory Note

This Annual Report on Form 10-K/A (the “Amendment”) amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on April 16, 2019 (the “Original Filing”). The purpose of the Amendment is to file the following documents, which were inadvertently not filed as exhibits to the Original Filing:

Exhibit 3.3	Certificate of Designations, Preferences, Rights and Limitations of Series E Super-Voting Preferred Stock

Exhibit 10.1	Employment Agreement dated October 1, 2018, between Tautachrome, Inc. and Dr. Jon N. Leonard

Exhibit 10.2	License Agreement dated October 17, 2018, between Tautachrome Inc. and Julia Culled Investments, Inc.

Except as described as above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing and the registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

2

Item 15. Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Roadships Holdings, Inc. filed as exhibit 3.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
3.2	Bylaws of Roadships Holdings, Inc. filed as exhibit 3.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
3.3	Certificate of Designations, Preferences, Rights and Limitations of Series E Super-Voting Preferred Stock
10.1	Employment Agreement dated October 1, 2018, between Tautachrome, Inc. and Dr. Jon N. Leonard
10.2	License Agreement dated October 17, 2018, between Tautachrome Inc. and Julia Culled Investments, Inc.
21.1	Subsidiaries of the registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. section 1350)

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc.

Date: April 18, 2019	By:	/s/ Jon N. Leonard
Jon N. Leonard
Chairman and Chief Executive Officer Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Dr. Jon Leonard
Dr. Jon Leonard	Date: April 18, 2019
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ Matthew Staker
Matthew Staker	Date: April 18, 2019
Director

/s/ Aasim Saied
Aasim Saied	Date: April 18, 2019
Director

4