Form 10-Q
period 2019-03-31
TAUTACHROME INC.
filed 2019-05-22
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2019, was 3,373,136,999.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	3/31/2019	12/31/2018
ASSETS
Current assets:
Cash	$3,984	$6,243
Total current assets	3,984	6,243
TOTAL ASSETS	$3,984	$6,243

LIABILITIES
Accounts payable and accrued expenses	$649,388	$615,847
Accounts payable - related party	114,148	114,052
Loans from related parties	103,203	103,074
Convertible notes payable - related party	88,152	81,340
Short-term convertible notes payable, net	641,822	627,928
Convertible notes payable in default	267,056	422,565
Short-term notes payable	15,612	15,501
Derivative liability	162,669	365,497
Court judgment liability	250,000	250,000
Total current liabilities	2,292,050	2,595,804

Long-term convertible notes payable, net	70,882	25,000
Long-term convertible notes payable, related party, net	32,825	32,825
Crypto-currency notes payable	100,000	100,000
Total non-current liabilities	203,707	157,825

TOTAL LIABILITIES	2,495,757	2,753,629
STOCKHOLDERS' EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at March 31, 2019 and December 31, 2018	1,380	1,380
Common stock, $0.00001 par value. Six billion shares authorized. 2,871,747,062 and 1,932,483,910 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	28,717	19,325
Additional paid in capital	5,221,825	4,692,609
Common stock payable	1,919,927	1,919,927
Accumulated deficit	(9,753,959)	(9,476,829)
Effect of foreign currency exchange	90,337	96,202
TOTAL STOCKHOLDERS' EQUITY	(2,491,773)	(2,747,386)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,984	$6,243

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

OPERATING EXPENSES
General and administrative	130,220	307,425
Total operating expenses	130,220	307,425

Operating loss	(130,220)	(307,425)

OTHER INCOME / (EXPENSE)
Gain on settlement of debt	1,330	-
Interest expense	(85,825)	(579,947)
Change in value of derivatives	58,360	(702,785)
Loss on conversion of debt	(120,775)	-
Total other	(146,910)	(1,282,732)
Net loss	$(277,130)	$(1,590,157)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(5,865)	14,707

Net comprehensive income or (loss)	$(282,995)	$(1,575,450)

Net (loss) or income per common share, basic and diluted	$0.00	$0.00
Weighted average shares outstanding, basic and diluted	2,300,781,103	1,696,249,730

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series D		Additional Paid	Stock	Other Comprehensive	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	in Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, 12/31/17	1,685,941,636	$16,860	13,795,104	$1,380	$3,787,675	$23,186	$15,540	$(5,293,041)	$(1,448,400)

Shares issued with convertible note payable	15,000,000	150	-	-	127,350	-	-	-	127,500
Preferred Series E shares accrued to ArKnet	-	-	-	-	-	1,837,000	-	-	1,837,000
Shares issued for conversion of debt	221,542,274	2,215	-	-	373,414	-	-	-	375,629
Shares issued to settle lawsuit	10,000,000	100	-	-	59,900	-	-	-	60,000
Derivative associated with early debt retirement	-	-	-	-	326,339	-	-	-	326,339
Shares earned by consultants	-	-	-	-	-	59,741	-	-	59,741
Imputed interest	-	-	-	-	17,931	-	-	-	17,931
Effect of foreign currency exchange	-	-	-	-	-	-	80,662	-	80,662
Net loss	-	-	-	-	-	-	-	(4,183,788)	(4,183,788)
Balance, 12/31/18	1,932,483,910	$19,325	13,795,104	$1,380	$4,692,609	$1,919,927	$96,202	$(9,476,829)	$(2,747,386)

Shares issued for conversion of debt	935,640,097	9,356	-	-	345,841	-	-	-	355,197
Shares issued to settle claim	3,623,055	36	-	-	3,587	-	-	-	3,623
Derivative associated with early debt retirement	-	-	-	-	175,780	-	-	-	175,780
Imputed interest	-	-	-	-	4,008	-	-	-	4,008
Effect of foreign currency exchange	-	-	-	-	-	-	(5,865)	-	(5,865)
Net loss	-	-	-	-	-	-	-	(277,130)	(277,130)
Balance, March 31, 2019	2,871,747,062	$28,717	13,795,104	$1,380	$5,221,825	$1,919,927	$90,337	$(9,753,959)	$(2,491,773)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(277,130)	$(1,590,157)
Stock-based compensation	-	21,420
Loss on conversions	120,775	-
Change in fair value of derivative	(58,360)	702,785
Gains on debt settlements	(1,330)	-
Amortization of discounts on notes payable	48,934	534,430
Imputed interest	4,008	4,750

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	54,422	25,384
Accounts payable - related party	-	-
Net cash used in operating activities	(108,681)	(301,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	105,475	593,000
Principal payments on notes payable	-	(97,150)
Proceeds from related-party loans	18,000	1,830
Principal payments on related-party loans	(11,188)	-
Net cash provided by financing activities	112,287	497,680

Effect of exchange rate changes on cash and cash equivalents	(5,865)	14,707

Net increase/(decrease) in cash	(2,259)	210,999
Cash and equivalents - beginning of period	6,243	9,726
Cash and equivalents - end of period	$3,984	$220,725

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$2,720
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$31,312	$664,688
Conversion of debt to common stock	$234,422	$11,155
Settlement of derivative liability	$175,780	$93,280
Shares issued for debt settlement	$3,623	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

Note 1 – Organization and Nature of Business

History

Tautachrome, Inc. was formed in Delaware on June 5, 2006 as Caddystats, Inc. and hereinafter collectively referred to as “Tautachrome”, the “Company”, “we’ or “us”).

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

Since its public announcement on September 25, 2017 (via SEC form 8-K) that it would be using its Twitter site (@Tautachrome_Inc) (http://twitter.com/tautachrome_inc) to post important Company information, and finding this method of publicizing important Company information both fast and effective, the Company has continued to use this means of public communication almost exclusively, supplemented only occasionally with Current Reports via SEC form 8-Ks. Shareholders are advised to follow us on Twitter to be current on the Company’s FD disclosures.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2019. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2018 (as amended), as reported in Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2019 as the effect of our potential common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for us on January 1, 2019 and we have adopted it. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements as the Company has no leases whose term is greater than one year.

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

Note 4 – Related Party Transactions

For the three months ended March 31, 2019, we accrued $1,213 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at March 31, 2019 and December 31, 2018 were $119,947 and $118,591, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $1,520 was recorded as additional paid-in capital for the three months ended March 31, 2019. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the three months ended March 31, 2019, we repaid Dr. Leonard $11,188 and borrowed an additional $18,000.

Note 5 – Capital

During the year ended December 31, 2018 we issued 246,542,274 shares as follows:

•	We settled our lawsuit with Richard Morgan in full by issuing 10 million shares. We valued the shares at their grant date fair values, removing the judgment liability of $5,000 and recording a $55,000 loss on litigation.

•	We issued 15,000,000 shares as an equity incentive to a creditor. We valued the shares at their grant-date fair values and recorded a discount on that debt of $127,500.

•	We issued 221,542,274 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $306,623 and $27,728 of principal and interest, respectively and recorded a loss on conversion of $41,278. As part of these conversions, we retired $326,339 of associated derivative liabilities which we included in Additional Paid in Capital.

During the three months ended March 31, 2019, we issued 939,263,152 shares as follows:

•	We issued 935,640,097 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $218,508 of principal, $11,914 of interest, and $4,000 of conversion fees and recorded a loss on conversion of $120,775. As part of these conversions, we retired $175,780 of associated derivative liabilities which we included in Additional Paid in Capital.

•	We issued 3,623,055 to a certain Australian individual who made baseless claims against the Company other than two existing convertible promissory notes which the Company acknowledged. Rather than engage in a prolonged international legal matter, we issued these shares in complete satisfaction of any and all claims against the Company. We valued the shares at their grant date fair values, reduced unpaid principal and interest in the amount of $4,258 and $695, respectively, and recorded a $1,330 gain on this settlement.

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

These shares were issued subsequent to the March 31, 2019 balance sheet and are included in stock payable at that date.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increase Additional Paid in Capital. For the three months ended March 31, 2019, we imputed $4,008 of such interest.

Note 6 – Debt

Loans from related parties

As is discussed in Note 4, at March 31, 2019 we owed $208,099 in related-party debts consisting of $98,203 and $21,744 in unpaid principal and interest, respectively, to the 22nd Trust and $88,152 owed to our CEO, Dr. Jon Leonard.

Convertible notes payable

During the year ended December 31, 2018, we issued eight new convertible promissory notes in the amount of $633,000, containing original issue discounts totaling $71,688, for net proceeds of $561,313). These convertible notes can convert to common stock at various different prices. We evaluated these convertible notes for beneficial conversion features and calculated a collective value of $209,040 which we are accounting for as debt discounts. The individual notes are discussed in Note 6 to the financial statements filed on Form 10-K for the year ended December 31, 2018 and are hereby incorporated by reference.

During the three months ended March 31, 2019 we issued three convertible promissory notes in the aggregate amount of $105,475, receiving proceeds therefrom of the same amount. These convertible notes can convert to common stock at various prices. We evaluated these convertible notes for beneficial conversion features and calculated a collective value of $31,312 which we are accounting for as debt discounts. These three convertible notes are discussed below:

•	On January 11, 2019, we issued a convertible note in the amount of $100,000 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 8, 2020. This note can convert to 83,333,333 shares.

•	On January 23, 2019, we issued a convertible note in the amount of $1,475 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 23, 2020. This note can convert to 1,109,023 shares.

•	On January 16, 2019, we issued a convertible note in the amount of $4,000 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 16, 2020. This note can convert to 3,007,519 shares.

During the three months ended March 31, 2019, we issued 3,623,055 to a certain Australian individual who made baseless claims against the Company other than two existing convertible promissory notes which the Company acknowledged. Rather than engage in a prolonged international legal matter, we issued these shares in complete satisfaction of any and all claims against the Company. We valued the shares at their grant date fair values, reduced unpaid principal and interest in the amount of $4,258 and $695, respectively, and recorded a $1,330 gain on this settlement.

During the three months ended March 31, 2019, we amortized $48,934 of debt discounts to interest expense and accrued $29,224 of interest on existing notes.

At March 31, 2019, $267,056 of our convertible notes payable were in default.

Convertible notes payable (excluding related-party convertible notes which is discussed in Note 4) at March 31, 2019 and December 31, 2018 and their classification into long-term, short-term and in-default were as follows:

	03/31/19	12/31/18
All convertible promissory notes
Unpaid principal	1,007,889	1,121,243
Discounts	(28,129)	(45,750)
Convertible notes payable, net	$979,760	$1,075,493

Classified as short-term
Unpaid principal balance	642,182	673,678
Discounts	(360)	(45,750)
Convertible notes payable - short-term, net	$641,822	$627,928

Classified as long-term
Unpaid principal balance	98,651	25,000
Discounts	(27,769)	-
Convertible notes payable - short-term, net	$70,882	$25,000

Classified as in default
Unpaid principal balance	267,056	422,565
Discounts	-	-
Convertible notes payable - short-term, net	$267,056	$422,565

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

Derivative liabilities

The above-referenced convertible promissory notes issued during the three months ended March 31, 2019 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The Company issued Subscription Notes from 2015 through March 31, 2019 in the United States and Australia which are convertible at discounted market rates and market prices based on the average of 5 trading day closing bids. The notes are convertible after 1 year from issuance; mature in 18 months from issuance; accrued at 5% interest; and a 10% default rate. These convertible notes have become tainted (“The Tainted Notes) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through March 31, 2019. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.0013 to $0.0005 in this period would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods range from 35% to 42% with potentially an additional discount.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 157.8 – 296.0% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.

•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.

•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on the six instruments issued during the year ended December 31, 2018 range from 243% to 289%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At March 31, 2019, we determined the fair value of these derivatives were $162,668.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2018	$365,497
Changes due to new issuances	31,312
Changes due to extinguishments	(175,780)
Changes due to adjustment to fair value	(58,360)
Balance, March 31, 2019	$162,669

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

McRae Lawsuit

On October 10, 2017, the Company received a letter from the lawyer of Eric L McRae (“McRae”) a person whose association with the Company was terminated by the Company on June 16, 2017. The letter demanded payment of 850 million unrestricted Tautachrome common shares to forestall his filing a laundry list of complaints in a variety of government agencies including with the US District Court in Kansas with complaints of contract breaches and fraud by silence, with the EEOC with complaints of termination by racial discrimination, with the OSHA with complains of termination for reasons of his being a whistleblower under Sarbanes-Oxley provisions, and with various regulatory agencies with accusations of an unspecified nature.

On October 12, 2017, McRae filed a complaint, later amended twice, against the Company in the US District Court in Kansas. The amended complaint alleges 1) that the Company breached a written agreement in an alleged employment by failing to pay him 35 million shares of the Company’s common stock and terminating his association with the Company on June 16, 2017 without proper notice. The complaint goes on to allege 2) that the Company committed fraud by silence for failing to inform him of an intent to receive the benefit of his services while harboring an intent to not compensate him, 3) that the Company breached an unwritten agreement with him to provide him with 185 million shares of the Company’s common stock, and 4) that the Company breached a convertible promissory note by failing and refusing to repay him the principal and accrued interest thereunder. Complaint number 4 is now moot in the belief of the Company since after the lawsuit was filed the Company continued to repay McRae’s convertible promissory note on schedule with interest due until paid in full on October 1, 2018, thus extinguishing the note and making the matter moot. These matters remain before the Court.

On December 12, 2017, McRae brought the Company before the Kansas Human Rights Commission and the U.S. Equal Employment Opportunity Commission (EEOC) alleging that on June 16, 2017 he was terminated from an alleged employment by the Company on the basis of race and for retaliation, and that the Company discriminated against him in the terms of this alleged employment because of race. The Company, knowing that all of McRae’s allegations before the EEOC are completely false, responded to the threatened complaint denying each of McRae’s allegations and providing its own presentation of the facts. The matter is presently stayed pending a claim for mediation by McRae who has so far failed to file a claim. Although the Company remains confident that should an investigation in this matter continue, it will fully prevail. We do not know when or if such an investigation will materialize.

On December 8, 2017, McRae filed a complaint with the Occupational Safety and Health Administration (the “OSHA”), alleging that his “investigation and reporting” to the Company’s CEO was a contributing factor in the termination of his alleged employment by the Company in violation of the Sarbanes-Oxley Act whistleblower’s provisions. On January 2, 2018, the Company delivered its response to the complaint, denying each of McRae’s allegations and providing its own presentation of the facts. McRae dismissed the OSHA claim with prejudice, and the matter cannot be brought again.

On October 17, 2018, we offered McRae 50 million shares in settlement of all outstanding legal actions against us. McRae declined the offer. However, we re-evaluated the liability on these lawsuits from $49,000 to $250,000 based on the closing price of our common stock on the date of the offer. We recognized a loss on litigation of $201,000 in so doing during 2018.

The Company, believing that allegations made by McRae are largely fabricated and aimed at doing harm, has been vigorously defending itself and believes it will prevail in every instance. Despite this belief, to save legal expense the Company made a good faith settlement offer to McRae. The offer was rejected.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	03/31/19	12/31/18

Net operating loss carry-forward	3,662,833	3,380,285

Deferred tax asset at 21%	$769,195	$709,860
Valuation allowance	(769,195)	(709,860)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

We issued 501,389,937 shares in conversion of debt.

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

Results of Operations - Three months ended March 31, 2019 versus 2018

We had general and administrative expenses of $130,220 for the three months ended March 31, 2019 versus $307,425 for the same period in 2018. The decrease is mainly due to decreases in legal fees and certain expenses associated with our financing arrangements in the first quarter of 2018 that we did not incur in the current period.

As is discussed in Note 5 to the financial statements, we had a gain of $1,330 on the settlement of certain Australian convertible promissory notes during the three months ended March 31, 2019. We had no such gain in the previous period.

We had a reduction of interest expense from $579,947 during the three months ended March 31, 2018 to $85,825 in the current period. The vast majority of the change was due to certain one-time discount amortization associated with the six convertible promissory notes issued during the quarter ended March 31, 2018. We did not have such one-time interest expense in the current period.

During the three months ended March 31, 2019, we had a gain associated with the change in the fair value of our derivative liabilities of $58,360. During the previous year, we had a $702,785 loss in that category.

During the three months ended March 31, 2019, we had losses on conversions of promissory notes to common stock. These losses amounted to $120,775. We had no such losses during the previous year.

During the three months ended March 31, 2019, we had a foreign exchange loss of $5,865 versus a gain of $14,707 during the same period in 2018, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $282,995 and $1,575,450 during the three months ended March 31, 2019 and 2018 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At March 31, 2019, the Company had $3,984 in cash and liabilities totaling $2,495,757. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at March 31, 2019 and December 31, 2018. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Plan of Operation

Our immediate term plans for operations is discussed extensively in Item 7 – Management’s Discussion and Analysis or Plan of Operation included in our Form 10-K as of December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019 and is herein incorporated by reference.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us, other than that described in Note 7, or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

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

Tautachrome, Inc

Date: May 22, 2019	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

