Form 10-Q
period 2019-06-30
TAUTACHROME INC.
filed 2019-08-09
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 333-141907

TAUTACHROME, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-2340972
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 5, 2019, was 3,454,310,478.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	6/30/2019	12/31/2018
ASSETS
Current assets:
Cash	$33,291	$6,243
Total current assets	33,291	6,243
TOTAL ASSETS	$33,291	$6,243

LIABILITIES
Accounts payable and accrued expenses	$519,462	$615,847
Accounts payable - related party	114,010	114,052
Loans from related parties	103,016	103,074
Convertible notes payable - related party	94,330	81,340
Short-term convertible notes payable, net	636,063	627,928
Convertible notes payable in default	177,157	422,565
Short-term notes payable	15,451	15,501
Derivative liability	633,709	365,497
Court judgment liability	250,000	250,000
Total current liabilities	2,543,198	2,595,804

Long-term convertible notes payable, net	51,490	25,000
Long-term convertible notes payable, related party, net	32,825	32,825
Crypto-currency notes payable	100,000	100,000
Total non-current liabilities	184,315	157,825
TOTAL LIABILITIES	2,727,513	2,753,629
STOCKHOLDERS' EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at June 30, 2019 and December 31, 2018	1,380	1,380
Common stock, $0.00001 par value. Six billion shares authorized. 3,412,503,610 and 1,932,483,910 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	34,125	19,325
Additional paid in capital	5,495,918	4,692,609
Common stock payable	1,898,677	1,919,927
Accumulated deficit	(10,223,058)	(9,476,829)
Effect of foreign currency exchange	98,736	96,202
TOTAL STOCKHOLDERS' EQUITY	(2,694,222)	(2,747,386)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,291	$6,243

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

OPERATING EXPENSES
General and administrative	$299,519	$426,923	$169,299	$119,498
Total operating expenses	299,519	426,923	169,299	119,498

Operating loss	(299,519)	(426,923)	(169,299)	(119,498)

OTHER INCOME / (EXPENSE)
Gain on settlement of debt	1,330	-	-	-
Interest expense	(19,973)	(738,569)	65,852	(158,622)
Change in value of derivatives	(301,036)	(690,045)	(359,396)	12,740
Loss on conversion of debt	(127,031)	-	(6,256)	-
Total other	(446,710)	(1,428,614)	(299,800)	(145,882)
Net loss	$(746,229)	$(1,855,537)	$(469,099)	$(265,380)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	2,534	45,396	8,399	30,689

Net comprehensive income or (loss)	$(743,695)	$(1,810,141)	$(460,700)	$(234,691)

Net (loss) or income per common share, basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	2,777,602,341	1,699,612,324	3,249,186,786	1,702,937,967

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, 12/31/17	1,685,941,636	$16,860	13,795,104	$1,380	$3,787,675	$23,186	$15,540	$(5,293,041)	$(1,448,400)

Shares issued with convertible note payable	15,000,000	150	-	-	127,350	-	-	-	127,500
Preferred Series E shares accrued to ArKnet	-	-	-	-	-	1,837,000	-	-	1,837,000
Shares issued for conversion of debt	221,542,274	2,215	-	-	373,414	-	-	-	375,629
Shares issued to settle lawsuit	10,000,000	100	-	-	59,900	-	-	-	60,000
Derivative associated with early debt retirement	-	-	-	-	326,339	-	-	-	326,339
Shares earned by consultants	-	-	-	-	-	59,741	-	-	59,741
Imputed interest	-	-	-	-	17,931	-	-	-	17,931
Effect of foreign currency exchange	-	-	-	-	-	-	80,662	-	80,662
Net loss	-	-	-	-	-	-	-	(4,183,788)	(4,183,788)
Balance, 12/31/18	1,932,483,910	$19,325	13,795,104	$1,380	$4,692,609	$1,919,927	$96,202	$(9,476,829)	$(2,747,386)

Shares issued for conversion of debt	1,472,104,759	14,721	-	-	488,210	-	-	-	502,931
Shares issued to settle claim	3,623,055	36	-	-	3,587	-	-	-	3,623
Shares issued for stock payable	4,291,886	43	-	-	26,551	(26,281)	-	-	313
Shares earned by consultants	-	-	-	-	-	5,031	-	-	5,031
Derivative associated with early debt retirement	-	-	-	-	276,592	-	-	-	276,592
Imputed interest	-	-	-	-	8,369	-	-	-	8,369
Effect of foreign currency exchange	-	-	-	-	-	-	2,534	-	2,534
Net loss	-	-	-	-	-	-	-	(746,229)	(746,229)
Balance, June 30, 2019	3,412,503,610	$34,125	13,795,104	$1,380	$5,495,918	$1,898,677	$98,736	$(10,223,058)	$(2,694,222)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(746,229)	$(1,855,537)
Stock-based compensation	5,344	33,460
Loss on conversions	127,031	-
Change in fair value of derivative	301,036	690,045
Gains on debt settlements	(1,330)	-
Amortization of discounts on notes payable	63,560	660,285
Imputed interest	8,369	9,334

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(44,457)	29,540
Net cash used in operating activities	(286,676)	(432,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	298,200	593,000
Principal payments on notes payable	-	(147,250)
Proceeds from related-party loans	26,000	1,830
Principal payments on related-party loans	(13,010)	(8,050)
Net cash provided by financing activities	311,190	439,530

Effect of exchange rate changes on cash and cash equivalents	2,534	45,396

Net increase/(decrease) in cash	27,048	52,053
Cash and equivalents - beginning of period	6,243	9,726
Cash and equivalents - end of period	$33,291	$61,779

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$6,533
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$243,768	$664,688
Conversion of debt to common stock	$375,900	$11,155
Settlement of derivative liability	$276,592	$105,866
Shares issued for settlement	$3,623	$-
Shares issued for stock payable	$26,281	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

Note 1 – Organization and Nature of Business

History

Tautachrome, Inc. was formed in Delaware on June 5, 2006 as Caddystats, Inc. and hereinafter collectively referred to as “Tautachrome”, the “Company”, “we’ or “us”).

The Company adopted the accounting acquirer’s year end, December 31.

Our Business

Tautachrome operates in the internet applications space, uniquely exploiting the technologies of the Augmented Reality sector, the blockchain/cryptocurrency sector and the smartphone picture and video technology sector. We have high-speed blockchain concepts under development aiming to couple with the Company’s revolutionary patents and licensing in augmented reality, smartphone-image authentication and imagery-based social networking interaction.

Tautachrome is currently pursuing three main avenues of business activity based on our patented activated imaging technology, our blockchain cryptocurrency products, and the our licensing of the patent pending ARk technology (together banded “KlickZie” technology):

1.

KlickZie ArK technology business: The Company has licensed and is developing a new KlickZie augmented reality (“AR”) platform branded ARknet. ARknet enables goods and services providers to establish geolocated augmented reality interfaces, called ARks, allowing consumers to purchase the provider’s products and take advantage of is specials and discounts, using the ARk. A provider’s ArK may be located anywhere in the world, from a store location to anyplace else the provider may desire. The ArKnet is a fintech platform connecting consumers to providers in the global $48 trillion household goods market, using augmented reality as the medium of interaction.

2.

KlickZie’s blockchain cryptocurrency based ecosystem: The Company has developed its own digital currency (“KLK”), smart contracts using KLKs, and high speed blockchain concepts aimed at supporting fast frictionless transactions within the ARknet as well as incentivizing user download and use of KlickZie products.

3.

KlickZie Activated Digital Imagery business: The Company is developing downloadable apps based on our patented KlickZie trusted imaging technology and based on our patented trusted image-based social interactions using the pictures and videos that smartphone users create. Trusted imagery and user imagery-based interaction is expected to be widely used within the ARknet.

Since its public announcement on September 25, 2017 (via SEC form 8-K) that it would be using its Twitter site (@Tautachrome_Inc) (http://twitter.com/tautachrome_inc) to post important Company information, and finding this method of publicizing important Company information both fast and effective, the Company has continued to use this means of public communication almost exclusively, supplemented occasionally with Current Reports via SEC form 8-Ks. Shareholders are advised to follow us on Twitter to be current on the Company’s FD disclosures.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2019. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2018 (as amended), as reported in Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three and six months ended June 30, 2019 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 4 – Related Party Transactions

For the six months ended June 30, 2019, we accrued $2,424 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at June 30, 2019 and December 31, 2018 were $120,951 and $118,591, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $3,417 was recorded as additional paid-in capital for the six months ended June 30, 2019. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the six months ended June 30, 2019, we borrowed $26,000 from and repaid $13,010 to Dr. Leonard. At June 30, 2019, the balanced owed Dr. Leonard is $94,330.

We also owe $37,825 to another officer for loans he made to the company, only $32,825 of which has been formalized into convertible notes. The additional $5,000 is treated as an advance. The notes bear interest at 5% and may convert at $0.0025 per share.

Note 5 – Capital

During the year ended December 31, 2018 we issued 246,542,274 shares as follows:

•	We settled our lawsuit with Richard Morgan in full by issuing 10 million shares. We valued the shares at their grant date fair values, removing the judgment liability of $5,000 and recording a $55,000 loss on litigation.

•	We issued 15,000,000 shares as an equity incentive to a creditor. We valued the shares at their grant-date fair values and recorded a discount on that debt of $127,500.

•	W issued 221,542,274 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $306,623 and $27,728 of principal and interest, respectively and recorded a loss on conversion of $41,278. As part of these conversions, we retired $326,339 of associated derivative liabilities which we included in Additional Paid in Capital.

During the six months ended June 30, 2019, we issued 1,480,019,700 shares as follows:

•	We issued 1,472,104,759 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $354,464 of principal, $16,936 of interest, and $4,500 of conversion fees and recorded a loss on conversion of $127,031. As part of these conversions, we retired $276,592 of associated derivative liabilities which we included in Additional Paid in Capital.

•	We issued 3,623,055 shares to a certain Australian individual who made baseless claims against the Company other than two existing convertible promissory notes which the Company acknowledged. Rather than engage in a prolonged international legal matter, we issued these shares in complete satisfaction of any and all claims against the Company. We valued the shares at their grant date fair value of $3,623, reduced unpaid principal and interest in the amount of $4,258 and $695, respectively, and recorded a $1,330 gain on this settlement.

•	We issued 4,291,886 shares to a consultant to reduce our stock payable to them. We reduced the stock payable by $26,281 and recorded additional expense of $313. We recorded an additional stock payable to this consultant of $5,031 during the period.

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

These shares have yet to be issued as of June 30, 2019 and are included in stock payable at that date.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the six months ended June 30, 2019, we imputed $8,369 of such interest.

Note 6 – Debt

Loans from related parties

As is discussed in Note 4, at June 30, 2019 we owed $253,106 in related-party debts consisting of $135,841 and $22,935 in unpaid principal and interest, respectively, to the 22nd Trust and $94,330 owed to our CEO, Dr. Jon Leonard.

We also owe $37,825 to another officer for loans he made to the company, only $32,825 of which has been formalized into convertible notes. The additional $5,000 is treated as an advance. The notes bear interest at 5% and may convert at $0.0025 per share.

Convertible notes payable

During the year ended December 31, 2018, we issued eight new convertible promissory notes in the amount of $633,000, containing original issue discounts totaling $71,688, for net proceeds of $561,313. These convertible notes can convert to common stock at various different prices. We evaluated these convertible notes for beneficial conversion features and calculated a collective value of $209,040 which we are accounting for as debt discounts. The individual notes are discussed in Note 6 to the financial statements filed on Form 10-K for the year ended December 31, 2018 and are hereby incorporated by reference.

During the six months ended June 30, 2019 we issued eleven convertible promissory notes in the aggregate amount of $307,531, receiving proceeds therefrom of $298,200. These convertible notes can convert to common stock at various prices. We evaluated these convertible notes for beneficial conversion features and calculated a collective value of $212,456 which we are accounting for as debt discounts. These convertible notes are discussed below:

•	On January 11, 2019, we issued a convertible note in the amount of $100,000 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 8, 2020. This note can convert to 83,333,333 shares.

•	On January 23, 2019, we issued a convertible note in the amount of $1,475 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 23, 2020. This note can convert to 1,109,023 shares.

•	On January 16, 2019, we issued a convertible note in the amount of $4,000 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 16, 2020. This note can convert to 3,007,519 shares.

•	During the six months ended June 30, 2019, we issued four promissory notes to an Australian Superfund in the aggregate amount of $20,331 which accrues interest at 5% (10% for unpaid interest and principal after maturity). These notes mature between October 15, 2020 and November 24, 2020 and can convert to 29,044,286 shares in the aggregate.

•	Also during the six months ended June 30, 2019, we issued three convertible promissory notes to a lending institution in the aggregate amount of $176,000, receiving proceeds of $167,000. These notes accrue interest at 12% (22% for unpaid interest and principal after maturity) and mature between April 17, 2020 and June 20, 2020. After 180 days from the note date, these notes may convert at 58% of the lowest two trading prices for the twenty days prior to conversion.

•	Finally, on May 13, 2019, we issued a convertible note in the amount of $5,725 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on November 13, 2020. This note can convert to 8,178,571 shares.

On January 29, 2019, we issued 3,623,055 to a certain Australian individual who made baseless claims against the Company other than two existing convertible promissory notes which the Company acknowledged. Rather than engage in a prolonged international legal matter, we issued these shares in complete satisfaction of any and all claims against the Company. We valued the shares at their grant date fair values, reduced unpaid principal and interest in the amount of $4,258 and $695, respectively, and recorded a $1,330 gain on this settlement.

During the six months ended June 30, 2019, we amortized $63,560 of debt discounts to interest expense and accrued $93,113 of interest on existing notes.

At June 30, 2019, $177,157 of our convertible notes payable were in default.

Convertible notes payable (excluding related-party convertible notes which is discussed in Note 4) at June 30, 2019 and December 31, 2018 and their classification into long-term, short-term and in-default were as follows:

	06/30/19	12/31/18
All convertible promissory notes
Unpaid principal	1,068,358	1,121,243
Discounts	(203,648)	(45,750)
Convertible notes payable, net	$864,710	$1,075,493

Classified as short-term
Unpaid principal balance	796,494	673,678
Discounts	(160,431)	(45,750)
Convertible notes payable - short-term, net	$636,063	$627,928

Classified as long-term
Unpaid principal balance	94,707	25,000
Discounts	(43,217)	-
Convertible notes payable - short-term, net	$51,490	$25,000

Classified as in default
Unpaid principal balance	177,157	422,565
Discounts	-	-
Convertible notes payable - short-term, net	$177,157	$422,565

On May 2, 2019, the company entered into an amendment to one of the convertible promissory notes issued during 2018. The company allowed the creditor to own a larger percentage of the company’s total shares outstanding in exchange for a waiver of all default interest. As a result, we recorded a reduction of interest payable to this creditor and interest expense of $140,491. On July 19, 2019, we issued 30,414,329 shares to this creditor extinguishing all principal and interest owed to them.

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

For the six months ended June 30, 2019, we accrued $2,000 of interest on this note.

Derivative liabilities

The above-referenced convertible promissory notes issued during the six months ended June 30, 2019 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The Company issued Subscription Notes from 2015 through June 30, 2019 in the United States and Australia which are convertible at discounted market rates and market prices based on the average of 5 trading day closing bids. The notes are convertible after 1 year from issuance; mature in 18 months from issuance; accrued at 5% interest; and a 10% default rate. These convertible notes have become tainted (“The Tainted Notes) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through June 30, 2019. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.0005 to $0.005 in this period would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods range from 35% to 42% with potentially an additional discount.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 234.8% – 298.1% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.

•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.

•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on the six instruments issued during the year ended December 31, 2018 range from 243% to 289%. The effective interest rates for the three instruments issued during the six months ended June 30, 2019 range from 250% to 564%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At June 30, 2019, we determined the fair value of these derivatives were $633,709.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2018	$365,497
Changes due to new issuances	243,768
Changes due to extinguishments	(276,592)
Changes due to adjustment to fair value	301,036
Balance, June 30, 2019	$633,709

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

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	06/30/19	12/31/18

Net operating loss carry-forward	3,748,205	3,380,285

Deferred tax asset at 21%	$787,123	$709,860
Valuation allowance	(787,123)	(709,860)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

We issued 41,806,868 shares in conversion of $104,483 of principal and accrued interest on outstanding convertible debt.

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

Results of Operations - Six months ended June 30, 2019 versus 2018

We had general and administrative expenses of $299,519 for the six months ended June 30, 2019 versus $426,923 for the same period in 2018. The decrease is mainly due to decreases in legal fees and certain expenses associated with our financing arrangements in the first quarter of 2018 that we did not incur in the current period.

As is discussed in Note 5 to the financial statements, we had a gain of $1,330 on the settlement of certain Australian convertible promissory notes during the six months ended June 30, 2019. We had no such gain in the previous period.

We had a reduction of interest expense from $738,569 during the six months ended June 30, 2018 to $19,973 in the current period. The vast majority of the change was due to certain one-time discount amortization associated with the six convertible promissory notes issued during the quarter ended March 31, 2018. We had a much smaller amount of one-time amortization during the current period. Also, as discussed in Note 6, we reduced interest expense by $140,491 as a result of an amendment with one of our creditors.

We had losses on changes in the fair values of our derivatives of $301,036 and $690,045 for the six months ended June 30, 2019 and 2018, respectively. This reduction is mostly due to conversions of convertible promissory notes to common stock which reduced the outstanding debt on which the derivatives are calculated.

During the six months ended June 30, 2019, we had losses on conversions of promissory notes to common stock. These losses amounted to $127,031. We had no such losses during the previous year.

During the six months ended June 30, 2019, we had a foreign exchange gain of $2,534 versus a gain of $45,396 during the same period in 2018, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $743,695 and $1,810,141 during the six months ended June 30, 2019 and 2018 are a result of the above items.

Results of Operations - Three months ended June 30, 2019 versus 2018

We had general and administrative expenses of $169,299 for the three months ended June 30, 2019 versus $119,498 for the same period in 2018. The increase is mostly due to expenses related to the development of our KlickZie ArK technology applications.

We had a reduction of interest expense from $158,622 during the three months ended June 30, 2018 to a net negative interest expense of $65,852 in the current period. As discussed in Note 6, we reduced interest expense by $140,491 as a result of an amendment with one of our creditors. In addition, much of the debt discounts recorded in the first quarter of 2018 have been fully to amortized interest expense before the opening of the current quarter.

During the three months ended June 30, 2018, we had a $12,740 gain resulting from the change in fair value of our derivative liabilities. During the same period in 2019, we had losses of $359,396. In general, this results from increases in our stock price for the current period.

During the three months ended June 30, 2019, we had losses on conversions of promissory notes to common stock. These losses amounted to $6,256. We had no such losses during the previous year.

During the three months ended June 30, 2019, we had a foreign exchange gain of $8,399 versus a gain of $30,689 during the same period in 2018, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $460,700 and $234,691 during the six months ended June 30, 2019 and 2018 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At June 30, 2019, the Company had $33,291 in cash and liabilities totaling $2,727,513. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2019 and December 31, 2018. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: August 8, 2019	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

