Form 10-Q
period 2019-09-30
TAUTACHROME INC.
filed 2019-11-08
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

(520) 318-5578

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Exchange on Which Registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2019, was 3,466,810,478.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	9/30/2019	12/31/2018
ASSETS
Current assets:
Cash	$78,356	$6,243
Prepaid expenses	576	-
Total current assets	78,932	6,243
TOTAL ASSETS	$78,932	$6,243

LIABILITIES
Accounts payable and accrued expenses	$398,435	$615,847
Accounts payable - related party	113,482	114,052
Loans from related parties	102,310	103,074
Convertible notes payable - related party	81,290	81,340
Short-term convertible notes payable, net	828,293	627,928
Convertible notes payable in default	32,000	422,565
Short-term notes payable	14,842	15,501
Derivative liability	1,810,064	365,497
Court judgment liability	250,000	250,000
Total current liabilities	3,630,716	2,595,804

Long-term convertible notes payable, net	117,912	25,000
Long-term convertible notes payable, related party, net	32,825	32,825
Crypto-currency notes payable	100,000	100,000
Total non-current liabilities	250,737	157,825
TOTAL LIABILITIES	3,881,453	2,753,629
STOCKHOLDERS' EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at September 30, 2019 and December 31, 2018	1,380	1,380
Common stock, $0.00001 par value. Six billion shares authorized. 3,466,810,478 and 1,932,483,910 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	34,668	19,325
Additional paid in capital	5,978,536	4,692,609
Common stock payable	2,032,634	1,919,927
Accumulated deficit	(11,979,983)	(9,476,829)
Effect of foreign currency exchange	130,244	96,202
TOTAL STOCKHOLDERS' EQUITY	(3,802,521)	(2,747,386)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,932	$6,243

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Product sales	$206	$-	206	$-
Net sales	206	-	206	-

OPERATING EXPENSES
General and administrative	$732,171	$576,230	$432,652	$149,307
Total operating expenses	732,171	576,230	432,652	149,307
Operating loss	(731,965)	(576,230)	(432,446)	(149,307)

OTHER INCOME / (EXPENSE)
Gain or (loss) on litigation	-	(55,000)	-	(55,000)
Gain (loss) on settlement of debt	(100,327)	-	(101,657)	-
Interest expense	(417,044)	(1,003,299)	(397,071)	(264,730)
Change in value of derivatives	(1,126,787)	(150,456)	(825,751)	539,589
Loss on conversion of debt	(127,031)	-	-	-
Total other	(1,771,189)	(1,208,755)	(1,324,479)	219,859
Net loss	$(2,503,154)	$(1,784,985)	$(1,756,925)	$70,552

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	34,042	60,187	31,508	14,791
Net comprehensive income or (loss)	$(2,469,112)	$(1,724,798)	$(1,725,417)	$85,343

Net (loss) or income per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding
Basic	3,003,255,537	1,712,011,307	3,447,203,673	1,736,404,988
Diluted	3,003,255,537	1,712,011,307	3,447,203,673	1,952,782,242

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income(Loss)	Deficit	Equity/Deficit)
Balance, 12/31/17	1,685,941,636	$16,860	13,795,104	$1,380	$3,787,675	$23,186	$15,540	$(5,293,041)	$(1,448,400)

Shares issued with convertible note payable	15,000,000	150	-	-	127,350	-	-	-	127,500
Preferred Series E shares accrued to ARkNet	-	-	-	-	-	1,837,000	-	-	1,837,000
Shares issued for conversion of debt	221,542,274	2,215	-	-	373,414	-	-	-	375,629
Shares issued to settle lawsuit	10,000,000	100	-	-	59,900	-	-	-	60,000
Derivative associated with early debt retirement	-	-	-	-	326,339	-	-	-	326,339
Shares earned by consultants	-	-	-	-	-	59,741	-	-	59,741
Imputed interest	-	-	-	-	17,931	-	-	-	17,931
Effect of foreign currency exchange	-	-	-	-	-	-	80,662	-	80,662
Net loss	-	-	-	-	-	-	-	(4,183,788)	(4,183,788)
Balance,12/31/18	1,932,483,910	$19,325	13,795,104	$1,380	$4,692,609	$1,919,927	$96,202	$(9,476,829)	$(2,747,386)

Shares issued for conversion of debt	1,513,911,627	15,139	-	-	592,306	-	-	-	607,445
Shares issued to settle claims	16,123,055	161	-	-	188,462	-	-	-	188,623
Shares issued for stock payable	4,291,886	43	-	-	26,551	(26,281)	-	-	313
Shares earned by consultants	-	-	-	-	-	138,988	-	-	138,988
Capital contributed	-	-	-	-	13,750	-	-	-	13,750
Derivative associated with early debt retirement	-	-	-	-	452,402	-	-	-	452,402
Imputed interest	-	-	-	-	12,456	-	-	-	12,456
Effect of foreign currency exchange	-	-	-	-	-	-	34,042	-	34,042
Net loss	-	-	-	-	-	-	-	(2,503,154)	(2,503,154)
Balance, September 30, 2019	3,466,810,478	$34,668	13,795,104	$1,380	$5,978,536	$2,032,634	$130,244	$(11,979,983)	$(3,802,521)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,503,154)	$(1,784,985)
Stock-based compensation	139,301	51,929
Loss on conversions	127,031	-
Loss on litigation	-	55,000
Capital contribution	13,750	-
Change in fair value of derivative	1,126,787	150,456
Loss on debt settlements	100,327	-
Amortization of discounts on notes payable	423,777	898,104
Imputed interest	12,456	13,769

Changes in operating assets and liabilities:
Prepaid expenses	(576)	-
Accounts payable and accrued expenses	(118,278)	49,319
Net cash used in operating activities	(678,579)	(566,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	892,700	603,000
Proceeds from crypto-currency notes payable	-	100,000
Principal payments on notes payable	(176,000)	(159,298)
Proceeds from related-party loans	26,000	1,930
Principal payments on related-party loans	(26,050)	(15,300)
Net cash provided by financing activities	716,650	530,332

Effect of exchange rate changes on cash and cash equivalents	34,042	60,187

Net increase/(decrease) in cash	72,113	24,111
Cash and equivalents - beginning of period	6,243	9,726
Cash and equivalents - end of period	$78,356	$33,837

SUPPLEMENTARY INFORMATION
Cash paid for interest	$40,781	$7,505
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$720,182	$664,688
Conversion of debt to common stock	$480,413	$147,358
Settlement of derivative liability	$452,402	$159,711
Shares issued for settlement of lawsuit	$-	$5,000
Shares issued for settlement of trade debts	$38,623	$-
Shares issued for stock payable	$26,281	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Tautachrome is currently pursuing three main avenues of business activity based on our patented activated imaging technology, our blockchain cryptocurrency products, and our licensing of the patent pending ARk technology (together banded “KlickZie” technology):

1.	KlickZie ARk technology business: The Company has licensed and is developing a new KlickZie augmented reality (“AR”) platform branded ARknet. ARknet enables goods and services providers to establish geolocated augmented reality interfaces, called ARks, allowing consumers to purchase the provider’s products and take advantage of is specials and discounts, using the ARk. A provider’s ARk may be located anywhere in the world, from a store location to anyplace else the provider may desire. The ARknet is a fintech platform connecting consumers to providers in the global $48 trillion household goods market, using augmented reality as the medium of interaction.

2.	KlickZie’s blockchain cryptocurrency-based ecosystem: The Company has developed its own digital currency (“KLK”), smart contracts using KLKs, and high speed blockchain concepts aimed at supporting fast frictionless transactions within the ARknet as well as incentivizing user download and use of KlickZie products.

3.	KlickZie Activated Digital Imagery business: The Company is developing downloadable apps based on our patented KlickZie trusted imaging technology and based on our patented trusted image-based social interactions using the pictures and videos that smartphone users create. Trusted imagery and user imagery-based interaction is expected to be widely used within the ARknet.

Since its public announcement on September 25, 2017 (via SEC form 8-K) that it would be using its Twitter site (@Tautachrome_Inc) (http://twitter.com/tautachrome_inc) to post important Company information, and finding this method of publicizing important Company information both fast and effective, the Company has continued to use this means of public communication almost exclusively, supplemented occasionally with Current Reports via SEC Form 8-Ks. Shareholders are advised to follow us on Twitter to be current on the Company’s disclosures in conformity with Regulation FD.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended September 30, 2019. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2018 (as amended), as reported in Form 10-K filed with the SEC.

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

Revenue Recognition

The Company sells credits in exchange for cash. These credits can be redeemed for ARks which are geo-location objects downloadable into various digital devices. We recognize revenues once the customer has redeemed previously-purchased credits in exchange for ARks. Until that point, any cash received in exchange for credits is accounted for as liabilities.

The company recognizes revenues in accordance with ASC 606 – Revenue From Contracts with Customers which proscribes a five-step process in evaluating the revenue recognition process:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The company has determined that the performance obligations are satisfied once the purchased credits are exchanged for ARks. At September 30, 2019, we recognized $206 in revenues and $1,985 in unearned revenues included in liabilities.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three and nine months ended September 30, 2019 as the effect of our potential common stock equivalents would be anti-dilutive.

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

The new standard was effective for us on January 1, 2019 and we have adopted and implemented it. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements as the Company has no leases whose term is greater than one year.

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

Note 3 – Going Concern

In the third quarter this year we began operations with our ARknet platform, and in October we acquired assets to enter the business ARk vertical in our market. We will require additional capital to exploit this vertical and to commercialize others. There is no guarantee that we will be able acquire the capital to exploit and commercialize the ARknet markets we envision so as to generate positive cash flows from operations. For these reasons, substantial doubt exists as to Tautachrome’s ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Management intends to raise additional capital, partly through convertible debt, partly through the direct sale of equity and partly through partnerships with businesses with whom we will provide exclusive use of ARknet techniques in their arenas of operation. We will commit those funds to further refine and develop our ARknet platform. In addition, we intend to market our products through Google and Facebook.

Note 4 – Related Party Transactions

For the nine months ended September 30, 2019, we accrued $3,624 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at September 30, 2019 and December 31, 2018 were $121,359 and $118,591, respectively.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

On July 11, 2019, our CEO and Board Chairman contributed $13,750 to the company which was accounted for as additional paid in capital.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N. Leonard under which the Company may borrow such money from Dr. Leonard as Dr. Leonard in his sole discretion is willing to loan.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $5,177 was recorded as additional paid-in capital for the nine months ended September 30, 2019. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the nine months ended September 30, 2019, we borrowed $26,000 from and repaid $26,050 to Dr. Leonard. At September 30, 2019, the balanced owed Dr. Leonard is $81,290.

We also owe $37,825 to another officer for loans he made to the company, only $32,825 of which has been formalized into convertible notes. The additional $5,000 is treated as an advance. The notes bear interest at 5% and may convert at $0.0025 per share.

Note 5 – Capital

During the year ended December 31, 2018 we issued 246,542,274 shares as follows:

•	We settled our lawsuit with Richard Morgan in full by issuing 10,000,000 shares. We valued the shares at their grant date fair values, removing the judgment liability of $5,000 and recording a $55,000 loss on litigation.

•	We issued 15,000,000 shares as an equity incentive to a creditor. We valued the shares at their grant-date fair values and recorded a discount on that debt of $127,500.

•	W issued 221,542,274 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $306,623 and $27,728 of principal and interest, respectively and recorded a loss on conversion of $41,278. As part of these conversions, we retired $326,339 of associated derivative liabilities which we included in Additional Paid in Capital.

During the nine months ended September 30, 2019, we issued 1,534,326,568 shares as follows:

•	We issued 1,513,911,627 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $445,621 of principal, $34,792 of interest, and $4,500 of conversion fees and recorded a loss on conversion of $127,031. As part of these conversions, we retired $452,402 of associated derivative liabilities which we included in Additional Paid in Capital.

•	We issued 3,623,055 shares to a certain Australian individual who made baseless claims against the Company other than two existing convertible promissory notes which the Company acknowledged. Rather than engage in a prolonged international legal matter, we issued these shares in complete satisfaction of any and all claims against the Company. We valued the shares at their grant date fair value of $3,623, reduced unpaid principal and interest in the amount of $4,258 and $695, respectively, and recorded a $1,330 gain on this settlement.

•	We issued 12,500,000 shares to a previous supplier to retire trade debts in the amount of $35,000. We valued the shares at the grant date fair value of $185,000 and recorded a reduction of accounts payable of $35,000 and a loss on settlement of $150,000.

•	We issued 4,291,886 shares to a consultant to reduce our stock payable to them. We reduced the stock payable by $26,281 and recorded additional expense of $313. We recorded an additional stock payable to this consultant of $19,888 during the period.

We recorded a stock payable to a consultant in the amount of $119,100 pursuant to our contract with them.

On July 11, 2019, our CEO and Board Chairman contributed $13,750 to the company which was accounted for as additional paid in capital.

Preferred Stock

During the year ended December 31, 2018, we accrued $1,837,000 in costs related to the 40,000 Series E Preferred shares promised in our ARknet contract (see Note 4) containing a par value of $0.0001. This series of preferred shares have the following rights, limitations, restrictions and privileges:

•	They are not entitled to dividends,
•	They are entitled to no liquidation rights,
•	Each share has the voting rights of all other voting shares combined, multiplied by 0.00001, and
•	They have no conversion or redemption rights.

These shares have yet to be issued as of September 30, 2019 and are included in stock payable at that date.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the nine months ended September 30, 2019, we imputed $12,456 of such interest.

Note 6 – Debt

Loans from related parties

As is discussed in Note 4, at September 30, 2019 we owed $202,649 in related-party debts consisting of $97,310 and $24,049 in unpaid principal and interest, respectively, to the 22nd Trust and $81,290 owed to our CEO, Dr. Jon Leonard.

We also owe $37,825 to another officer for loans he made to the company, only $32,825 of which has been formalized into convertible notes. The additional $5,000 is treated as an advance. The notes bear interest at 5% and may convert at $0.0025 per share.

Convertible notes payable

During the year ended December 31, 2018, we issued eight new convertible promissory notes in the aggregate amount of $633,000, containing original issue discounts totaling $71,688, for net proceeds of $561,313. These convertible notes can convert to common stock at various different prices. We evaluated these convertible notes for derivatives and calculated a collective value of $209,040 which we are accounting for as debt discounts. The individual notes are discussed in Note 6 to the financial statements filed on Form 10-K for the year ended December 31, 2018 and are hereby incorporated by reference.

During the nine months ended September 30, 2019 we issued fourteen convertible promissory notes in the aggregate amount of $940,281, receiving proceeds therefrom of $892,700. These convertible notes can convert to common stock at various prices. We evaluated these convertible notes for beneficial conversion features and calculated a collective value of $770,182 which we are accounting for as debt discounts. These convertible notes are discussed below:

•	On January 11, 2019, we issued a convertible note in the amount of $100,000 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 8, 2020. This note can convert to 83,333,333 shares.

•	On January 23, 2019, we issued a convertible note in the amount of $1,475 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 23, 2020. This note can convert to 1,109,023 shares.

•	On January 16, 2019, we issued a convertible note in the amount of $4,000 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 16, 2020. This note can convert to 3,007,519 shares.

•	During the nine months ended September 30, 2019, we issued four promissory notes to an Australian Superfund in the aggregate amount of $20,331 which accrues interest at 5% (10% for unpaid interest and principal after maturity). These notes mature between October 15, 2020 and November 24, 2020 and can convert to 29,044,286 shares in the aggregate.

•	Also, during the nine months ended September 30, 2019, we issued three convertible promissory notes to a lending institution in the aggregate amount of $176,000, receiving proceeds of $167,000. These notes accrue interest at 12% (22% for unpaid interest and principal after maturity) and mature between April 17, 2020 and June 20, 2020. After 180 days from the note date, these notes may convert at 58% of the lowest two trading prices for the twenty days prior to conversion. These three notes’ interest and principal were all paid off on July 12, 2019.

•	On May 13, 2019, we issued a convertible note in the amount of $5,725 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on November 13, 2020. This note can convert to 8,178,571 shares.

•	On July 9, 2019, we issued a convertible note in the amount of $320,000, receiving proceeds of $294,500 with an original issue discount of $25,500. The note matures on July 9, 2020 and bears interest at 8% (24% of unpaid interest and principal after maturity). This note may convert to common stock at 63% of the lowest closing bid price for the twenty trading days prior to conversion. On August 2, 2019, we issued 11,392,539 shares in conversion of $35,000 of principal and $169 of interest.

•	On July 22, 2019, we issued a convertible note in the amount of $162,750, receiving proceeds of $150,000 with an original issue discount of $12,750. The note matures on July 22, 2020 and bears interest at 8% (24% of unpaid interest and principal after maturity). This note may convert to common stock at 63% of the lowest closing bid price for the twenty trading days prior to conversion.

•	On August 6, 2019 we issued a convertible promissory note in the amount of $500,000 to be received in various tranches. Each tranche matures 18 months from the date of funding and bears interest at 5%. As of September 30, 2019, we have received $150,000 pursuant to this note, all of which mature in February, 2021 and can convert to 30,844,098 shares in the aggregate.

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

During the nine months ended September 30, 2019, we amortized $423,777 of debt discounts to interest expense, accrued $31,300 of interest and paid interest of $40,781 on existing notes.

At September 30, 2019, $32,000 of our convertible notes payable were in default.

Convertible notes payable (excluding related-party convertible notes which is discussed in Note 4) at September 30, 2019 and December 31, 2018 and their classification into long-term, short-term and in-default were as follows:

	09/30/19	12/31/18
All convertible promissory notes
Unpaid principal	1,417,611	1,121,243
Discounts	(439,406)	(45,750)
Convertible notes payable, net	$978,205	$1,075,493

Classified as short-term
Unpaid principal balance	1,242,379	673,678
Discounts	(414,086)	(45,750)
Convertible notes payable - short-term, net	$828,293	$627,928

Classified as long-term
Unpaid principal balance	143,232	25,000
Discounts	(25,320)	-
Convertible notes payable - short-term, net	$117,912	$25,000

Classified as in default
Unpaid principal balance	32,000	422,565
Discounts	-	-
Convertible notes payable - short-term, net	$32,000	$422,565

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

For the nine months ended September 30, 2019, we accrued $3,000 of interest on this note. Unpaid interest at September 30, 2019 amounted to $4,667.

On July 31, 2019, we settled an outstanding trade account payable of $83,343 by agreeing to a cash payment of $35,000. We paid the $35,000 on July 31, 2019 and realized a gain of $48,343.

Derivative liabilities

The above-referenced convertible promissory notes issued during the nine months ended September 30, 2019 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The Company issued certain fixed-rate convertible Subscription Notes from 2015 through September 30, 2019 in the United States and Australia These convertible notes have become tainted (“The Tainted Notes”) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through September 30, 2019. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.0005 to $0.0289 in this period would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods range from 35% to 42% with potentially an additional discount.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 235.8% – 312.4% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.

•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.

•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on the six instruments issued during the year ended December 31, 2018 range from 243% to 289%. The effective interest rates for the instruments issued during the nine months ended September 30, 2019 range from 11% to 564%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At September 30, 2019, we determined the fair value of these derivatives were $1,810,064.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2018	$365,497
Changes due to new issuances	770,182
Changes due to extinguishments	(452,402)
Changes due to adjustment to fair value	1,126,787
Balance, September 30, 2019	$1,810,064

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

On August 14, 2018, we settled this lawsuit in full by issuing 10,000,000 shares. We valued the shares at their grant date fair values, removing the judgment liability of $5,000 and recording a $55,000 loss on litigation.

McRae Lawsuit

On October 10, 2017, the Company received a letter from the lawyer of Eric L McRae (“McRae”) a person whose association with the Company was terminated by the Company on June 16, 2017. The letter demanded payment of 850,000,000 unrestricted Tautachrome common shares to forestall his filing a laundry list of complaints in a variety of government agencies including with the US District Court in Kansas with complaints of contract breaches and fraud by silence, with the EEOC with complaints of termination by racial discrimination, with the OSHA with complains of termination for reasons of his being a whistleblower under Sarbanes-Oxley provisions, and with various regulatory agencies with accusations of an unspecified nature.

On October 12, 2017, McRae filed a complaint, later amended twice, against the Company in the US District Court in Kansas. The amended complaint alleges 1) that the Company breached a written agreement in an alleged employment by failing to pay him 35,000,000 shares of the Company’s common stock and terminating his association with the Company on June 16, 2017 without proper notice. The complaint goes on to allege 2) that the Company committed fraud by silence for failing to inform him of an intent to receive the benefit of his services while harboring an intent to not compensate him, 3) that the Company breached an unwritten agreement with him to provide him with 185,000,000 shares of the Company’s common stock, and 4) that the Company breached a convertible promissory note by failing and refusing to repay him the principal and accrued interest thereunder. Complaint number 4 is now moot in the belief of the Company since after the lawsuit was filed the Company continued to repay McRae’s convertible promissory note on schedule with interest due until paid in full on October 1, 2018, thus extinguishing the note and making the matter moot. These matters remain before the Court.

On December 12, 2017, McRae brought the Company before the Kansas Human Rights Commission and the U.S. Equal Employment Opportunity Commission (EEOC) alleging that on June 16, 2017 he was terminated from an alleged employment by the Company on the basis of race and for retaliation, and that the Company discriminated against him in the terms of this alleged employment because of race. The Kansas Human Rights Commission dismissed this claim.

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

On October 17, 2018, we offered McRae 50,000,000 shares in settlement of all outstanding legal actions against us. McRae declined the offer. However, we re-evaluated the liability on these lawsuits from $49,000 to $250,000 based on the closing price of our common stock on the date of the offer. We recognized a loss on litigation of $201,000 in so doing during 2018.

The Company, believing that allegations made by McRae are largely fabricated and aimed at doing harm, has been vigorously defending itself and believes it will prevail in every instance. Despite this belief, to save legal expense the Company made a good faith settlement offer to McRae. The offer was rejected.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	09/30/19	12/31/18

Net operating loss carry-forward	4,181,118	3,380,285

Deferred tax asset at 21%	$878,035	$709,860
Valuation allowance	(878,035)	(709,860)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

On October 3, 2019, the Board of Directors of the Company appointed David LaMountain as a director of the Company and, on October 4, 2019, Mr. LaMountain accepted his appointment.

On October 10, 2019, Matthew Staker resigned as Director.

Item 2- Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. “Forward-looking statements” may include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

Overview

We are an early stage internet applications company, engaged in advanced technology and business development in the internet applications space. We have incurred general and administrative costs, marketing expenses and research and development costs since we commenced our current operations in May 2015, against minimal revenue.

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

Results of Operations - Nine months ended September 30, 2019 versus 2018

During the nine months ended September 30, 2019, we recorded $206 of revenue from the sale of ARk geo-location objects. We had no such revenue during the previous period.

We had general and administrative expenses of $732,171 for the nine months ended September 30, 2019 versus $576,230 for the same period in 2018. The increase is mainly due to increases in software development costs.

As is discussed in Note 7 to the financial statements, we had a loss of $55,000 on the settlement with Richard Morgan in 2018. We had no such loss in the current period.

For the nine months ended September 30, 2019, we had losses of $100,327 on settlements with certain suppliers that we no longer use. We had no such losses during the same period in 2018.

We had a decrease in interest expense from $1,003,299 during the nine months ended September 30, 2018 to $417,044 in the current period. The vast majority of the change was due to certain one-time discount amortization associated with convertible promissory notes issued during 2018. We had a much smaller amount of one-time amortization during the current period. Also, as discussed in Note 6, we reduced interest expense by $140,491 as a result of an amendment with one of our creditors.

We had losses on changes in the fair values of our derivatives of $1,126,787 and $150,456 for the nine months ended September 30, 2019 and 2018, respectively. This increase is mostly due to increases in the Company stock price and volatility during 2019.

During the nine months ended September 30, 2019, we had losses on conversions of promissory notes to common stock. These losses amounted to $127,031. We had no such losses during the previous year.

During the nine months ended September 30, 2019, we had a foreign exchange gain of $34,042 versus a gain of $60,187 during the same period in 2018, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $2,469,112 and $1,724,798 during the nine months ended September 30, 2019 and 2018 are a result of the above items.

Results of Operations - Three months ended September 30, 2019 versus 2018

During the three months ended September 30, 2019, we recorded $206 of revenue from the sale of ARk geo-location objects. We had no such revenue during the previous period.

We had general and administrative expenses of $432,652 for the three months ended September 30, 2019 versus $149,307 for the same period in 2018. The increase is mostly due to expenses related to the development of our KlickZie ArK technology applications.

As is discussed in Note 7 to the financial statements, we had a loss of $55,000 on the settlement with Richard Morgan. We had no such loss in the current period.

For the three months ended September 30, 2019, we had losses of $101,657 on settlements with certain suppliers that we no longer use and certain convertible promissory note holders in Australia . We had no such losses during the same period in 2018.

We had an increase of interest expense from $264,730 during the three months ended September 30, 2018 to $397,071 in the current period. As discussed in Note 6, we reduced interest expense by $140,491 as a result of an amendment with one of our creditors. In addition, we had approximately $91,000 more in debt discount amortization that we had in 2018. Finally, we had an increase of approximately $42,000 in nominal interest due to higher debt levels.

During the three months ended September 30, 2018, we had a $539,589 gain resulting from the change in fair value of our derivative liabilities. During the same period in 2019, we had losses of $825,751. In general, this results from increases in our stock price and volatility for the current period.

During the three months ended September 30, 2019, we had a foreign exchange gain of $31,508 versus a gain of $14,791 during the same period in 2018, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive loss of $1,725,417 and income of $85,343 during the three months ended September 30, 2019 and 2018 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At September 30, 2019, the Company had $78,356 in cash and liabilities totaling $3,881,453. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at September 30, 2019 and December 31, 2018. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then, there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sale of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc

Date: November 8, 2019	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

