Form 10-K
period 2019-12-31
TAUTACHROME INC.
filed 2020-03-30
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 000-55721

TAUTACHROME, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	84-2340972
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

1846 E. Innovation Park Drive,

Oro Valley, Arizona 85755

(Address of principal executive offices, including zip code.)

(520) 318-5578

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class

Common Stock, $0.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $44,431,000 (based on the closing price of $0.0202 on June 30, 2019 on the OTC Markets).

As of March 22, 2020, the registrant had 3,504,460,889 shares of its common stock outstanding.

Documents Incorporated by reference: None.

TAUTACHROME, INC.

FORM 10-K

For the Years Ended December 31, 2019 and 2018

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although the forward-looking statements herein reflect our focused actual intentions, and although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

All references in this Annual Report to the "Company," "we," "us" or "our" are to Tautachrome, Inc. and our wholly owned subsidiary(ies).

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

Our Business

Tautachrome operates in the internet applications space, a large business space we believe to be uniquely able to make possible fast growing and novel business. The iPhone, Google, Facebook, Amazon, Uber and numerous other examples are reminders of the ability of the internet applications business space to surprise us with new business universes “out of nowhere.” A recent arrival in the internet applications space is blockchain technology, a technology empowering entities to create ecosystems of trade based on self-introduced and globally useable secure trading currencies. Blockchain technology has added a significant element to Tautachrome’s business plans and activities. In addition, the subsequent development of a new patent pending technology dubbed ARknet technology that exploits augmented reality in a new solution to the purchasing interaction between global consumers and providers has been licensed by the Company for development.

Tautachrome is currently pursuing three main avenues of business activity based on our patented activated imaging technology, our blockchain trading currency, and the ARknet patent pending technology (together banded “KlickZie” technology):

1.	KlickZie ARknet technology business: Our licensed activity to develop and monetize a new ugmented reality (“AR”) technology called “ARknet technology which permits goods and services providers to establish geolocated augmented reality interfaces, called ARks, allowing consumers to interact with inside info on the provider’s products, specials and discounts with live purchasing provided. A provider’s ARk may be located anywhere on earth, at a store location, or anywhere else the provider may desire. The ARknet is a fintech platform connecting consumers to providers in the global $48 trillion household purchasing market, using augmented reality as the medium of interaction.

2.	KlickZie’s blockchain trading currency ecosystem: our recently added activity to create our own KlickZie blockchain and trading currency to incentivize consumer usage of the ARknet paltform, and

3.	KlickZie Activated Digital Imagery business: our longstanding flagship activity to develop and monetize downloadable apps based on our patented KlickZie trusted imaging technology and based on our patented trusted image-based social interactions using the pictures and videos that smartphone users generate on the web using their KlickZie imaging app.

1. ARk Business Activity

On October 17, 2018, the Company licensed and is now developing the ARknet technology, a Fintech patent pending technology aimed at the global household goods and services market. ARks are floating interactive pictures (ARk Symbols) only visible around you in the Augmented Reality view provided by the ARknet app using the camera imager in your smartphone. ARks are intended for goods and service providers as a way to draw attention to customers in the vicinity of a provider’s ARk Symbol. Shoppers and buyers seeing a Symbol can interact with the provider’s goods or services via the ARk Symbol. The picture above is a shopping mall scene, where two stores, Claire’s on your right, and rue 21 etc! on your left, are shown displaying interactive ARk symbols. Claire’s ARk is a “standard” ARk symbol, while rue 21 etc! uses a picture of their “etc. Gold” perfume product as their ARk symbol. Either way, using their smartphone imager an ARknet app users can touch the store’s ARk Symbol and on their smartphone access the provider’s Ark page containing interest-grabbing information, including pictures or videos of today’s specials, in-ARk purchase and checkout features, reviews, links, menus, social media profiles or anything else the store wants to advertise.

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

We intend the ARk app to be free to consumers and other users wishing to use the app to survey their environ for the presence of ARk symbols.

We envision a KlickZie ARknet with billions of users and ARks connecting humanity, commerce, information, crypto currency, and innovation in useful ways. Plus, we want to return the ownership of users’ information and valuable items such as images and video, back to where it rightfully belongs, the individual user.

For additional information, visit http://myarknet.io.

2. KlickZie blockchain trading currency

In late 2017 we formed a development team of providers to develop a KlickZie blockchain (branded the “zChain”) to handle transactions using a cryptographically secured trading currency designated the “KLK” currency. The KLK is intended to be the currency of the imagery trading ecosystem allowing KlickZie users to monetize their pictures and videos and thereby enabling the ability to conduct widescale buying, selling and licensing of KlickZie pictures and videos.

Our development team consists of individuals from the blockchain development company Kelecorix, Inc., and individuals from the image storage company Honeycomb Digital, LLC. The team has developed the software and architecture for the implementation of a simple KlickZie app that seeks to implement the ownership properties of KlickZie imaging.

Like other blockchains, the zChain is intended to run in a decentralized manner. “Smart contracts” residing on the zChain would implement the buying, selling licensing and other trading features on the zChain. Such smart contracts would implement a commission on zChain transactions that involve participation by the Company to complete (for instance the certification of the validity of KlickZie imagery when requested).

Because KlickZie users own the imagery they create, the use of KlickZie imagery by others, including advertisers, could be done through the execution of a smart contract on the zChain transferring KLK currency from the advertiser to the user.

3. KlickZie technology-based business activity

Tautachrome’s KlickZie technology addresses two features of the internet age that create a new need and a new opportunity. The first is the need for a way to trust the pictures and videos you see on the web. Right now the trillions of pictures and frames of video on the web are so easily and often falsified that trustability of internet imagery is essentially zero. For this reason we believe that a universally available, downloadable system that turns the everyday pictures and videos we take from our smartphones into imagery that can be trustable to others seeing it, will have substantial value . We would like to see only two kinds of imagery come to exist on the web: imagery whose trustworthiness everybody can be certain of, and all the rest of the imagery for which the notion of trust is meaningless. The KlickZie system aims to satisfy the requirement of for universal trustability for the ordinary imagery it produces.

The technology required for trustability also opens the door to a new opportunity. This is the opportunity to enable people to use KlickZie pictures and videos on the web to readily and safely interact with each other via the imagery itself. It is frequently the case that when you run across interesting imagery on the web you cannot know anything about it, including who the author is, who else may have seen it, or what others may think or know about it. By allowing people to interact with interesting or important pictures or videos by using the imagery itself as the portal of communication, the KlickZie system can add the viewpoints and the information offerings of interacting people to the richness of pictures and videos. This can be carried by the system into the future along with the imagery, as an evolving information structure of interaction and imagery.

KlickZie imaging Platform

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

The upshot is that activation seeks to allow effective touch to comm with the authors and viewers of smartphone pictures and videos, and to ensure that activated pictures and videos can be trusted.

KlickZie Product Rollout

•	Phase 1: Build the minimal testable KlickZie system –including the Arknet app and trusted imaging app and the service cloud.

•	Phase 2: Release the KlickZie system into a limited audience to optimize user experience and user interfaces, to set up the KlickZie cloud for global scale up, and to plan global rollout.

•	Phase 3: Roll out the KlickZie system of ARks, trusted imaging, and the KLK trading currency, culture by culture and language by language, adding support staff and services as rollout moves forward.

Monetizing

As presently conceived, the KlickZie product aims at revenues from four primary sources:

•	ARk licensing fees paid by ARk-using providers

•	Well behaved advertising.

•	User premium service fees.

•	Enterprise revenue paid by entities licensing our technologies for enterprise usages.

Funding

We plan to continue raising funds to finance KlickZie product rollout.

Ongoing financing is currently being accomplished by equity sale, by incurring debt, and by other innovative means. There can be no assurances given that any of our funding efforts will be successful.

First KlickZie revenues

Our Plan of Operations for KlickZie based revenue looks for first revenues from ARk business app users coming on line within the first year after the receipt of funding sufficient to round out the KlickZie team. Preparations for other KlickZie revenue are geared for the two year and out timeframe.

Shelved business activity

General app development and digital design activities that were being carried out under our wholly-owned Polybia Studios subsidiary, and our acquisition activities that were being carried out under our Appquisitions Division have been shelved for the time being. Work on our PhotoSweep app has also been shelved for the time being.in preference to a strict focusing on the KlickZie business activity.

Competition

With regard to the internet applications in general, competition is intense. According to Statista there are millions of smartphone applications available to users. In spaces that are this crowded the principal matter of competition is about capturing user mind space, which for a given product consists of elements such as degree of product exposure to users, degree of product apparent desirability, pleasure of product usage, and persisting necessity for the product in a user’s life. These elements of competition are well known to our competitors which include the internet giants Google, Apple, Facebook and Amazon, all of whom have financial resources and operating staffs substantially larger than those of the Company, and all of whom can focus on the optimization of their products towards the same consumer and business arenas upon which we intend to focus.

With regard to the ARknet augmented reality space, while there is no direct competition in the space at the moment, that could change in a heartbeat with an interest taken by any of the internet giants mentioned above.

With regard to KlickZie’s technology for marking, storing and tracking digital imagery, there are many firms who mark, store and track digital imagery. Among these have been Digimarc, BatchPhoto, and Thirdlight who have marketed such processes for purposes of protecting intellectual property. To our knowledge none of these has turned the smartphone into a generally trustable imager or an advanced image-based communicator as envisioned here. This requires substantially more talent and development activity than required for marking, storing and tracking digital imagery. However, there is nothing stopping any firm, particularly the internet giants, from entering into similar activity. Moreover Truepic, which entered the arena of smartphone trusted imagery, also has patents related to trusted imagery. We have reviewed Truepic’s patent claims and believe that our planned applications do not infringe their claims.

Intangible Properties: issued and pending patents

The proprietary nature of, and protection for, our technologies, processes, and know-how are important to our business. Our success could substantially depend upon our ability to protect the proprietary nature of our technologies and know-how, to protect our technology from infringement, misappropriation, discovery and duplication, and to operate without infringing the proprietary rights of others.

We seek patent protection for our technologies. Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. We cannot be sure that any of our pending patent applications will be granted, or that any patents or licenses which we own or obtain in the future will fully protect our position. Our patent rights and the patent rights of technology companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology licensing, and the patents which we hold and for which we have applied, do not infringe anyone else's patent rights. We believe our technology and patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues.

Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages.

As of the date of this annual report, our patent portfolio includes the patents and applications issued by and filed with the USPTO and the purchase technology licensing as described in the following table:

Title	Status	Patent or Application Number	Grant or Application Date
License to commercialize the patent: Exploitation Of Augmented Reality And Cryptotoken Economics In An Information-Centric Network Of Smartphone Users And Other Imaging Cyborgs	Patent pending owned by Arknet Inc & licensed to Tautachrome	62/755589	11/05/18
Authentication And Validation Of Smartphone Imagery	Patent granted to & owned by Tautachrome	9582843	02/28/17
Authentication And Validation Of Smartphone Imagery	Patent granted to & owned by Tautachrome	10019774	07/10/18
Authentication And Validation Of Smartphone Imagery	Patent granted to & owned by Tautachrome	10019773	07/10/18
System And Method For Creating, Processing, And Distributing Images That Serve As Portals Enabling Communication With Persons Who Have Interacted With The Images	Patent granted to & owned by Tautachrome	9928352	03/27/18
System And Method For Creating, Processing, And Distributing Images That Serve As Portals Enabling Communication With Persons Who Have Interacted With The Images	Patent granted to & owned by Tautachrome	15/888381	02/05/18

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal business and corporate address is 1846 E Innovation Park Drive, Oro Valley, Arizona 85755 (Telephone: 520 318 5578).

We do not currently have any investments or interests in real estate, nor do we have investments or any interest in real estate mortgages or securities of entities engaged in real estate activities.

Item 3. Legal Proceedings

United States District Court

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

The Company, believing that allegations made by McRae are completely fabricated and aimed at doing harm, has been vigorously defending itself and believes it will prevail in every instance. Despite this belief, to save legal expense on October 17, 2018 the Company made a good faith settlement offer to McRae, offering him 50,000,000 shares in settlement of all outstanding legal actions against us. McRae declined the offer. However, we re-evaluated the liability on these lawsuits from $49,000 to $250,000 based on the closing price of our common stock on the date of the offer. We recognized a loss on litigation of $201,000 in so doing during 2018.

Although discovery closed on February 28, 2019 McRae involved the Company in a protracted discovery dispute regarding documents contained in the CEO’s laptop computer and in his personal e-mail account. That dispute has been substantively resolved. However, two motions have been filed by McRae. The first seeks sanctions from Tautachrome arising out of the discovery dispute. The second seeks leave to amend the complaint to include CEO personally as a party to McRae’s fraud claims. Tautachrome has opposed both motions.

On January 14, 2020, Eric McRae died unexpectedly, according to his attorney while undergoing a surgical procedure. As a result, the Court has stayed the case in its entirety and denied both pending motions without prejudice. The matter is set for a status conference on April 22nd to determine when and how the litigation will proceed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II - OTHER INFORMATION

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares trade on the OTC PINK under the symbol “TTCM”. The following table sets forth the high and low closing bid prices of our common stock for the last two calendar years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low
December 31, 2019	$0.0129	$0.0041
September 30, 2019	0.0289	0.0047
June 30, 2019	0.0088	0.0004
March 31, 2019	0.0016	0.0004
December 31, 2018	$0.0080	$0.0010
September 30, 2018	0.0090	0.0035
June 30, 2018	0.0100	0.0076
March 31, 2018	0.0220	0.0075

Holders

On December 31, 2019, the Company had approximately 584 stockholders of record, and approximately 4,691 beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, for a total of approximately 5,275 beneficial owners of shares of common stock.

Dividends

We have not declared or paid cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, our operations, capital requirements, and overall financial condition.

Recent Sales of Equity Securities

•	We issued 1,551,562,038 shares in conversion of outstanding convertible promissory notes.

•	We issued 3,623,055 shares to a certain Australian individual who made baseless claims against the Company other than two existing convertible promissory notes which the Company acknowledged.

•	We issued 12,500,000 shares to a previous supplier to retire trade debts in the amount of $35,000.

•	We issued 4,291,886 shares to a consultant to reduce our stock payable.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2019 and December 31, 2018. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the fiscal years ended December 31, 2019 and December 31, 2018.

This discussion contains forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” elsewhere in this report.

Overall Performance

We are an early stage internet applications company, engaged in advanced technology and business development in the internet applications space. We have incurred general and administrative costs, marketing expenses and research and development costs since we commenced our current operations in May 2015, against very little revenue.

The Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2019 and December 31, 2018, have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. We had negative cash flows from operations of $1,014,724 and $635,027 for the years ended December 31, 2019 and 2018, respectively, with recurring losses and negative working capital of $4,329,297 and $2,589,561 as at December 31, 2019 and 2018, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations for the Years ended December 31, 2019, and 2018

Net Comprehensive Loss

The Company realized a net comprehensive loss of $3,388,979 for the year ended December 31, 2019 compared to a net comprehensive loss of $4,103,126 for the year ended December 31, 2018.

Revenue

The Company recognized $206 in revenue for the year ended December 31, 2019 versus none in 2018.

Operating Expenses

The Company’s total operating expenses for the year ended December 31, 2019 were $1,171,816 compared to $2,619,916 for the year ended December 31, 2018, a decrease of $1,448,100 (55%).

For the year ended December 31, 2019, the Company incurred general and administrative expenses of $1,171,816 compared to $2,619,916 for the year ended December 31, 2018, a decrease of $1,448,100 (55%) primarily attributable to increased software development activity offset by decreases in consulting costs . The following table sets out the material components of the Company’s general and administrative expenses for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
Category of General and Administrative Expense	2019	2018
Legal and accounting fees	$272,447	280,578
Consulting	75,000	1,896,741
Other professional services	166,842	221,792
Software research and development	553,939	136,973
Office and occupancy costs	19,603	30,272
Advertising and promotion	49,967	22,343
Other	34,018	31,217
Total	$1,171,816	$2,619,916

Other Expenses

On December 15, 2016, a former consultant of the Company obtained default judgment for $2,377,915 in damages against a former subsidiary of the Company. The Company recorded the default judgment plus $4,459 in accrued interest as a litigation loss of $2,382,374 for the year ended December 31, 2016. On October 25, 2017, the default judgment was set aside and a new hearing on damages was ordered in the same proceeding, resulting in a litigation gain of $2,426,668 for the year ended December 31, 2017. Additionally, during the year ended December 31, 2017, we accrued $54,000 for the Morgan and McRae lawsuits.

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

During the year ended December 31, 2018, we recorded losses of $41,278 on conversions of debt to equity. During the year ended December 31, 2019, we had $127,031 of such losses.

The Company recorded interest expense of $1,363,437 during the year ended December 31, 2018 compared to $568,828 for the year ended December 31, 2019, a decrease of $794,609 (58%). The decrease is due to convertible promissory notes issued in 2018 which contained initial derivatives which we accounted for as debt discounts and are amortizing to interest expense.

During the year ended December 31, 2019, we recorded loss on changes in the value of our derivative liabilities in the amount of $1,426,354 compared to a gain of $96,843 for the year ended December 31, 2018.

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

During the year ended December 31, 2019, the company entered into an arrangement with a related party whereby the holder of the $100,000 Crypto-note was paid in common shares of a related party (See Note 6 to the financial statements). We reclassified the Crypto-note to an advance by the Company to the related party and recognized a gain of $3,333.

Other Comprehensive Loss

At each balance sheet date, transactions and balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in other comprehensive income. The Company recorded a translation gain of $80,662 for the year ended December 31, 2018, compared to a gain of $1,837 for the year ended December 31, 2019. These amounts are included in the Company’s statement of operations as foreign currency gain (loss) for the respective years.

Liquidity and Capital Resources

As of the date of this report, the Company has generated only $206 in revenue and is not profitable. The Company’s operations to date have been funded primarily by private placements of common stock and convertible notes, as well as by loans from its management and controlling stockholders.

As at December 31, 2019, the Company had $31,366 in cash and $4,361,066 in current liabilities resulting in a working capital deficit of $4,329,297. The Company is not currently able to maintain its operations through its existing cash balances and internally generated cash flows. Moreover, we have determined that the current capital structure of the Company is not adequate to fund its planned growth.

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

Operating Activities

During the year ended December 31, 2019, the Company used net cash of $1,014,724 in operating activities compared to $635,027 for the year ended December 31, 2018. The increase was primarily attributable to increased software development costs.

The Company’s average monthly cash burn rate was $84,560 during the year ended December 31, 2019, compared to $52,919 for the year ended December 31, 2018. Subject to the success of the Company’s financing activities, we expect to increase operating activities in the coming year with a concomitant increase in the Company’s monthly burn rate. We will not be able to predict the increase to our burn rate until we have determined the outcomes of our financing activities.

Investing Activities

The Company did not use any net cash for investing activities during the years ended December 31, 2019 and 2018.

Financing Activities

The Company received net cash of $1,038,010 from financing activities during the year ended December 31, 2019, consisting primarily from the issuance of convertible notes. We expect to continue our financing activities to fund our operations until such time as the Company’s technologies are commercialized and we generate revenue on a profitable basis.

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

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained substantially unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” and subsequent amendments, which replaced existing lease accounting guidance in GAAP and requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet for all in-scope leases with a term of greater than 12 months and requires disclosure of certain quantitative and qualitative information pertaining to an entity’s leasing arrangements. The Company adopted the standard as of January 1, 2019. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

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

Item 8. Financial Statements and Supplemental Data

To the Board of Directors and

Stockholders of Tautachrome, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tautachrome, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2008.

Houston, TX

March 30, 2020

TAUTACRHOME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	12/31/2019	12/31/2018
ASSETS
Current assets:
Cash	$31,366	$6,243
Prepaid expenses	403	-
Total current assets	31,769	6,243

TOTAL ASSETS	$31,769	$6,243

LIABILITIES
Accounts payable and accrued expenses	$411,236	$615,847
Accounts payable - related party	257,282	114,052
Loans from related parties	103,032	103,074
Convertible notes payable - related party	111,999	81,340
Short-term convertible notes payable, net	814,685	627,928
Convertible notes payable in default	32,000	422,565
Short-term notes payable	15,465	15,501
Derivative liability	2,365,367	365,497
Court judgment liability	250,000	250,000
Total current liabilities	4,361,066	2,595,804

Long-term convertible notes payable, net	158,156	25,000
Long-term convertible notes payable, related party, net	84,091	32,825
Crypto-currency notes payable	-	100,000
Total non-current liabilities	242,247	157,825
TOTAL LIABILITIES	4,603,313	2,753,629
STOCKHOLDERS' EQUITY (DEFICIT)
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at December 31, 2019 and 2018	1,380	1,380
Common stock, $0.00001 par value. Six billion shares authorized. 3,504,460,889 and 1,932,483,910 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	35,045	19,325
Additional paid in capital	6,095,053	4,692,609
Common stock payable	2,066,584	1,919,927
Accumulated deficit	(12,867,645)	(9,476,829)
Effect of foreign currency exchange	98,039	96,202
TOTAL STOCKHOLDERS' DEFICIT	(4,571,544)	(2,747,386)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,769	$6,243

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018
REVENUES
Product sales	$206	$-
Net sales	206	-

OPERATING EXPENSES
General and administrative	$1,171,816	$2,619,916
Total operating expenses	1,171,816	2,619,916
Operating loss	(1,171,610)	(2,619,916)

OTHER INCOME / (EXPENSE)
Gain or (loss) on litigation	-	(256,000)
Gain (loss) on settlement of debt	(96,993)	-
Interest expense	(568,828)	(1,363,437)
Change in value of derivatives	(1,426,354)	96,843
Loss on conversion of debt	(127,031)	(41,278)
Total other	(2,219,206)	(1,563,872)
Net loss	$(3,390,816)	$(4,183,788)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	1,837	80,662
Net comprehensive income or (loss)	$(3,388,979)	$(4,103,126)

Net (loss) or income per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	3,125,254,373	1,744,862,020

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

From December 31, 2017 to December 31, 2019

	Common Stock		Preferred Stock Series D		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, 12/31/17	1,685,941,636	$16,860	13,795,104	$1,380	$3,787,675	$23,186	$15,540	$(5,293,041)	$(1,448,400)

Shares issued with convertible note payable	15,000,000	150	-	-	127,350	-	-	-	127,500
Preferred Series E shares accrued to ARkNet	-	-	-	-	-	1,837,000	-	-	1,837,000
Shares issued for conversion of debt	221,542,274	2,215	-	-	373,414	-	-	-	375,629
Shares issued to settle lawsuit	10,000,000	100	-	-	59,900	-	-	-	60,000
Derivative associated with early debt retirement	-	-	-	-	326,339	-	-	-	326,339
Shares earned by consultants	-	-	-	-	-	59,741	-	-	59,741
Imputed interest	-	-	-	-	17,931	-	-	-	17,931
Effect of foreign currency exchange	-	-	-	-	-	-	80,662	-	80,662
Net loss	-	-	-	-	-	-	-	(4,183,788)	(4,183,788)
Balance, 12/31/18	1,932,483,910	$19,325	13,795,104	$1,380	$4,692,609	$1,919,927	$96,202	$(9,476,829)	$(2,747,386)

Shares issued for conversion of debt	1,551,562,038	15,516	-	-	686,054	-	-	-	701,570
Shares issued to settle claims	16,123,055	161	-	-	188,462	-	-	-	188,623
Shares issued for stock payable	4,291,886	43	-	-	26,238	(26,281)	-	-	-
Shares earned by consultants	-	-	-	-	-	172,938	-	-	172,938
Capital contributed	-	-	-	-	13,750	-	-	-	13,750
Derivative associated with early debt retirement	-	-	-	-	471,233	-	-	-	471,233
Imputed interest	-	-	-	-	16,707	-	-	-	16,707
Effect of foreign currency exchange	-	-	-	-	-	-	1,837	-	1,837
Net loss	-	-	-	-	-	-	-	(3,390,816)	(3,390,816)
Balance, 12/31/19	3,504,460,889	$35,045	13,795,104	$1,380	$6,095,053	$2,066,584	$98,039	$(12,867,645)	$(4,571,544)

The accompanying notes are an integral part of these financial statements.

 TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,390,816)	$(4,183,788)
Stock-based compensation	172,938	1,896,741
Loss on conversions	127,031	41,278
Loss on litigation	-	256,000
Capital contributed	13,750	-
Change in fair value of derivative	1,426,354	(96,843)
Gains and losses on debt settlements	96,993	-
Amortization of discounts on notes payable	575,602	1,088,875
Imputed interest	16,707	17,931

Changes in operating assets and liabilities:
Prepaid expenses	(403)	-
Accounts payable and accrued expenses	(87,880)	244,779
Accrued compensation	35,000	100,000
Net cash used in operating activities	(1,014,724)	(635,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	1,092,700	600,175
Proceeds from convertible notes payable, related party	123,476	27,825
Proceeds from crypto-currency notes payable	-	100,000
Principal payments on convertible notes payable	(176,000)	(162,298)
Proceeds from related-party loans	26,000	7,130
Principal payments on related-party loans	(28,166)	(21,950)
Net cash provided by financing activities	1,038,010	550,882

Effect of exchange rate changes on cash and cash equivalents	1,837	80,662
Net increase/(decrease) in cash	25,123	(3,483)
Cash and equivalents - beginning of period	6,243	9,726
Cash and equivalents - end of period	$31,366	$6,243

SUPPLEMENTARY INFORMATION
Cash paid for interest	$40,781	$8,021
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$1,044,749	$664,688
Conversion of debt to common stock	$574,539	$334,351
Settlement of derivative liability	$471,233	$326,339
Shares issued for settlement of lawsuit	$-	$5,000
Shares issued for settlement of trade debts	$38,623	$-
Shares issued for stock payable	$26,281	$-

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote. There were no cash equivalents as of December 31, 2019 and 2018.

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

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2019 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)
Accounts payable and accrued expenses	$411,236	$-	$-	$-
Accounts payable - related party	257,282	-	-	-
Loans from related parties	103,032	-	-	-
Convertible notes payable - related party	111,999	-	-	-
Short-term convertible notes payable, net	814,685	-	-	-
Convertible notes payable in default	32,000
Short-term notes payable	15,465	-	-	-
Derivative liability	-	-	2,365,367	-
Court judgment liability	250,000	-	-	-
Long-term convertible notes payable, net	158,156	-	-	-
Long-term convertible notes payable – related party, net	84,091
Crypto-currency notes payable	-	-	-	-
TOTAL LIABILITIES	$2,237,946	$-	$2,365,367	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2018 on a recurring basis:

	Level 1	Level 2	Level 3	Total Gains (Losses)
Accounts payable and accrued expenses	$615,847	$-	$-	$-
Accounts payable - related party	114,052	-	-	-
Loans from related parties	103,074	-	-	-
Convertible notes payable - related party	81,340	-	-	-
Short-term convertible notes payable, net	627,928	-	-	-
Convertible notes payable in default	422,565	-	-	-
Short-term notes payable	15,501	-	-	-
Derivative liability	-	-	365,497
Court judgment liability	250,000	-	-	(256,000)
Long-term convertible notes payable, net	25,000	-		-
Long-term convertible notes payable – related party, net	32,825	-	-	-
Crypto-currency notes payable	100,000	-	-	-
TOTAL LIABILITIES	$2,388,132	$-	$365,497	$(256,000)

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

See Note 9 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (the FASB) issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in Topic 808 to the unit of account guidance in ASC 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. ASU 2018-18 is effective for the Company for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company adopted the standard effective January 1, 2020. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (ASU 2017-04). ASU 2017-04 eliminated Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those years and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” and subsequent amendments, which replaced existing lease accounting guidance in GAAP and requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet for all in-scope leases with a term of greater than 12 months and requires disclosure of certain quantitative and qualitative information pertaining to an entity’s leasing arrangements. The Company adopted the standard as of February 3, 2019. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 - Cancellation of plans to fund raise with the sale of registered KLK currency

In 2019, the Company cancelled its plans to raise funds through selling KLK trading currency in an offering to be registered with the SEC.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $1,014,724 and $635,027 for the years ended December 31, 2019 and 2018, respectively, and have experienced recurring losses, and negative working capital at December 31, 2019 and 2018. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 4 – Related Party Transactions

For the year ended December 31, 2019, we accrued $4,848 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at December 31, 2019 and 2018 were $123,393 and $121,359, respectively.

Additionally, we owe the Trust $20,885 in expense advances made in previous fiscal years which are not accruing interest.

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

On October 17, 2018, we signed an agreement with Arknet to license certain technologies related to the Klickzie ArK.. The initial license fee is $100,000.

The annual maintenance fees are:

•	$200,000 for the calendar years 2020 and 2021

•	$300,000 for the calendar years 2022 and 2023 and

•	$400,000 for the calendar year 2024 and each subsequent calendar year during the term of the agreement.

•	7.5% of net sales.

As of December 31, 2019, we have accrued the $100,000 initial license fee.

During the year ended December 31, 2019, the company entered into an arrangement with a ARknet whereby the holder of the Crypto-note was paid in common shares of Arknet. We reclassified the $100,000 Crypto-note to an advance by the Company to ARknet.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N. Leonard under which the Company may borrow such money from Dr. Leonard as Dr. Leonard in his sole discretion is willing to loan.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $6,796 was recorded as additional paid-in capital for the year ended December 31, 2019. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the year ended December 31, 2019, we borrowed $26,000 from and repaid $28,166 to Dr. Leonard. At December 31, 2019, the balanced owed Dr. Leonard is $79,174.

We also owe $37,825 to another officer for loans he made to the company, only $32,825 of which has been formalized into convertible notes. The additional $5,000 is treated as an advance. The notes bear interest at 5% and may convert at $0.0025 per share.

The Company has an employment agreement with Dr. Jon Leonard, the Company’s Chief Executive Officer at a compensation rate of $60,000 (which increases 5% per year) and six weeks per year of paid vacation. Payment and vacation benefits began to accrue in June, 2019. For the year ended December 31, 2019, we accrued $35,000 pursuant to this employment agreement.

On October 10, 2019, we issued a convertible promissory note in the amount of $62,500 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.005 per share.

On December 19, 2019, we issued a convertible promissory note in the amount of $60,000 to a related party in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.004 per share.

Note 5 – Capital

Common Stock

During the year ended December 31, 2018 we issued 246,542,274 shares as follows:

•	We settled our lawsuit with Richard Morgan in full by issuing 10,000,000 shares. We valued the shares at their grant date fair values, removing the judgment liability of $5,000 and recording a $55,000 loss on litigation.

•	We issued 15,000,000 shares as an equity incentive to a creditor. We valued the shares at their grant-date fair values and recorded a discount on that debt of $127,500.

•	We issued 221,542,274 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $306,623 and $27,728 of principal and interest, respectively and recorded a loss on conversion of $41,278. As part of these conversions, we retired $326,339 of associated derivative liabilities which we included in Additional Paid in Capital.

During the year ended December 31, 2019, we issued 1,571,976,979 shares as follows:

•	We issued 1,551,562,038 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $525,621 of principal, $44,418 of interest, and $4,500 of conversion fees and recorded a loss on conversion of $127,031. As part of these conversions, we retired $471,233 of associated derivative liabilities which we included in Additional Paid in Capital.

•	We issued 3,623,055 shares to a certain Australian individual who made baseless claims against the Company other than two existing convertible promissory notes which the Company acknowledged. Rather than engage in a prolonged international legal matter, we issued these shares in complete satisfaction of any and all claims against the Company. We valued the shares at their grant date fair value of $3,623, reduced unpaid principal and interest in the amount of $4,258 and $695, respectively, and recorded a $1,330 gain on this settlement.

•	We issued 12,500,000 shares to a previous supplier to retire trade debts in the amount of $35,000. We valued the shares at the grant date fair value of $185,000 and recorded a reduction of accounts payable of $35,000 and a loss on settlement of $150,000.

•	We issued 4,291,886 shares to a consultant to reduce our stock payable to them. We reduced the stock payable by $26,281 and recorded additional expense of $313. We recorded an additional stock payable to this consultant of $19,888 during the period.

We recorded a stock payable to a consultant in the amount of $172,938 pursuant to our contract with them.

On July 11, 2019, our CEO and Board Chairman contributed $13,750 to the company which was accounted for as additional paid in capital.

Imputed Interest

Several of our loans were made without any nominal interest. As such, we imputed interest at 8% to these loans, crediting Additional Paid in Capital and charging Interest Expense. For the year ended December 31, 2019 and 2018, these amounted to $16,707 and $17,931, respectively.

Preferred Stock

During the year ended December 31, 2018, we accrued $1,837,000 in costs related to the 40,000 Series E Preferred shares issued in accordance with our ARknet contract (see Note 4) containing a par value of $0.0001. This series of preferred shares have the following rights, limitations, restrictions and privileges:

•	They are not entitled to dividends,

•	They are entitled to no liquidation rights,

•	Each share has the voting rights of all other voting shares combined, multiplied by 0.00001, and

•	They have no conversion or redemption rights.

Note 6 - Debt

Our debt in certain categories went from $2,023,730 at December 31, 2018 to $3,934,795 at December 31, 2019 as follows:

	12/31/19	12/31/18

Loans from related parties	$103,032	$103,074
Convertible notes payable, related party	111,999	81,340
Short-term convertible notes payable, net	814,685	627,928
Convertible notes payable in default	32,000	422,565
Short-term notes payable	15,465	15,501
Court Judgment liability	250,000	250,000
Derivative liability	2,365,367	365,497
Long-term convertible notes payable, net	158,156	25,000
Long-term convertible notes payable, related party	84,091	32,825
Crypto currency notes payable	-	100,000
Totals	$3,934,795	$2,023,730

See Note 4 for a discussion of our related-party debts, including the first two entries in the above table.

Loans from related parties

As is discussed in Note 4, at December 31, 2019 we owed $202,567 in related-party debts consisting of $98,032 and $25,361 in unpaid principal and interest, respectively, to the 22nd Trust and $79,174 owed to our CEO, Dr. Jon Leonard.

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

During the year ended December 31, 2019 we issued twenty convertible promissory notes in the aggregate amount of $1,283,757, receiving proceeds therefrom of $1,216,176. These convertible notes can convert to common stock at various prices. We evaluated these convertible notes for beneficial conversion features and calculated a collective value of $983,083 which we are accounting for as debt discounts. These convertible notes are discussed below:

•	On January 11, 2019, we issued a convertible note in the amount of $100,000 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 8, 2020. This note can convert to 83,333,333 shares.

•	On January 23, 2019, we issued a convertible note in the amount of $1,475 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 23, 2020. This note can convert to 1,109,023 shares.

•	On January 16, 2019, we issued a convertible note in the amount of $4,000 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on July 16, 2020. This note can convert to 3,007,519 shares.

•	During the year ended December 31, 2019, we issued four promissory notes to an Australian Superfund in the aggregate amount of $20,331 which accrues interest at 5% (10% for unpaid interest and principal after maturity). These notes mature between October 15, 2020 and November 24, 2020 and can convert to 29,044,286 shares in the aggregate.

•	Also, during the year ended December 31, 2019, we issued three convertible promissory notes to a lending institution in the aggregate amount of $176,000, receiving proceeds of $167,000. These notes accrue interest at 12% (22% for unpaid interest and principal after maturity) and mature between April 17, 2020 and June 20, 2020. After 180 days from the note date, these notes may convert at 58% of the lowest two trading prices for the twenty days prior to conversion. These three notes’ interest and principal were all paid off on July 12, 2019.

•	On May 13, 2019, we issued a convertible note in the amount of $5,725 which accrues interest at 5% (10% for unpaid interest and principal after maturity) and matures on November 13, 2020. This note can convert to 8,178,571 shares.

•	On July 9, 2019, we issued a convertible note in the amount of $320,000, receiving proceeds of $294,500 with an original issue discount of $25,500. The note matures on July 9, 2020 and bears interest at 8% (24% of unpaid interest and principal after maturity). This note may convert to common stock at 63% of the lowest closing bid price for the twenty trading days prior to conversion. On August 2, 2019, we issued 11,392,539 shares in conversion of $35,000 of principal and $169 of interest.

•	On July 22, 2019, we issued a convertible note in the amount of $162,750, receiving proceeds of $150,000 with an original issue discount of $12,750. The note matures on July 22, 2020 and bears interest at 8% (24% of unpaid interest and principal after maturity). This note may convert to common stock at 63% of the lowest closing bid price for the twenty trading days prior to conversion.

•	On August 6, 2019 we issued a convertible promissory note in the amount of $500,000 to be received in various tranches. Each tranche matures 18 months from the date of funding and bears interest at 5%. As of December 31, 2019, we have received $150,000 pursuant to this note, all of which mature in February, 2021 and can convert to 30,844,098 shares in the aggregate.

•	On October 10, 2019, we issued a convertible promissory note in the amount of $62,500 to a related party in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.005 per share.

•	On October 18, 2019, we issued a convertible promissory note in the amount of $976 to a related party for paying company expenses. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.0025 per share.

•	On November 6, 2019, we issued a convertible note in the amount of $220,000, receiving proceeds of $200,000 with an original issue discount of $20,000. The note matures on November 8, 2020 and bears interest at 8% (24% of unpaid interest and principal after maturity). This note may convert to common stock at 63% of the lowest closing bid price for the twenty trading days prior to conversion.

•	On December 19, 2019, we issued a convertible promissory note in the amount of $60,000 to a related party in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.004 per share.

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

During the year ended December 31, 2019, we amortized $575,602 of debt discounts to interest expense, accrued $117,035 of interest and paid interest of $40,781 on existing notes.

At December 31, 2019, $32,000 of our convertible notes payable were in default.

Convertible notes payable (excluding related-party convertible notes which is discussed in Note 4) at December 31, 2019 and 2018 and their classification into long-term, short-term and in-default were as follows:

	12/31/19	12/31/18

All convertible promissory notes
Unpaid principal	1,578,917	1,121,243
Discounts	(574,076)	(45,750)
Convertible notes payable, net	$1,004,841	$1,075,493

Classified as short-term
Unpaid principal balance	1,183,685	673,678
Discounts	(369,000)	(45,750)
Convertible notes payable - short-term, net	$814,685	$627,928

Classified as long-term
Unpaid principal balance	363,232	25,000
Discounts	(205,076)	-
Convertible notes payable - short-term, net	$158,156	$25,000

Classified as in default
Unpaid principal balance	32,000	422,565
Discounts	-	-
Convertible notes payable - short-term, net	$32,000	$422,565

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

During the year ended December 31, 2019, the company entered into an arrangement with a related party whereby the holder of the Crypto-note was paid in common shares of a related party. We reclassified the Crypto-note to an advance by the Company to the related party and recorded a gain of $3,334.

On July 31, 2019, we settled an outstanding trade account payable of $83,343 by agreeing to a cash payment of $35,000. We paid the $35,000 on July 31, 2019 and realized a gain of $48,343.

Derivative liabilities

The above-referenced convertible promissory notes issued during the year ended December 31, 2019 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through December 31, 2019. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.0289 to $0.0115 in this period would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods range from 35% to 42% with potentially an additional discount.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 190.0% – 277.6% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.

•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.

•	The Holder would automatically convert the note based on ownership or trading volume limitations.

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

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At December 31, 2019, we determined the fair value of these derivatives were $2,365,367.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2018	$365,497
Changes due to new issuances	1,044,749
Changes due to extinguishments	(471,233)
Changes due to adjustment to fair value	1,426,354
Balance, December 31, 2019	$2,365,367

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

The Company, believing that allegations made by McRae are completely fabricated and aimed at doing harm, has been vigorously defending itself and believes it will prevail in every instance. Despite this belief, to save legal expense on October 17, 2018 the Company made a good faith settlement offer to McRae, offering him 50,000,000 shares in settlement of all outstanding legal actions against us. McRae declined the offer. However, we re-evaluated the liability on these lawsuits from $49,000 to $250,000 based on the closing price of our common stock on the date of the offer. We recognized a loss on litigation of $201,000 in so doing during 2018.

Although discovery closed on February 28, 2019 McRae involved the Company in a protracted discovery dispute regarding documents contained in the CEO’s laptop computer and in his personal e-mail account. That dispute has been substantively resolved. However, two motions have been filed by McRae. The first seeks sanctions from Tautachrome arising out of the discovery dispute. The second seeks leave to amend the complaint to include CEO personally as a party to McRae’s fraud claims. Tautachrome has opposed both motions.

On January 14, 2020, Eric McRae died unexpectedly, according to his attorney while undergoing a surgical procedure. As a result, the Court has stayed the case in its entirety and denied both pending motions without prejudice. The matter is set for a status conference on April 22nd to determine when and how the litigation will proceed.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	12/31/19	12/31/18
Net operating loss carry-forward	$4,579,500	$3,380,285

Deferred tax asset	$961,695	$709,860
Valuation allowance	(961,695)	(709,860)
Net future income taxes	$-	$-

Deferred taxes for 2019 and 2018 are calculated using a marginal tax rate of 21%.

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

Note 9 – Subsequent Events

As of March 5, 2020, we issued three convertible promissory notes to ARknet in exchange for $35,000 in cash.

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

As of December 31, 2019, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of December 31, 2019, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position(s)	Age	Held Position(s) Since

Dr. Jon N. Leonard	President	78	May 21, 2015
	Chief Executive Officer Director
	Chief Financial Officer
	Director

David LaMountain	Director	34	October 10, 2019
	Chief Operations Operator

Aasim Saied	Director	38	April 16, 2018

Dr. Jon N. Leonard, Ph.D., M.S., B.S.

Dr. Jon N. Leonard has been the President, CEO, CFO and a director of the Company since May 21, 2015. From June 2012 until November 2015, he was the President, Chief Executive Officer and a director of Click Evidence Inc., an Arizona corporation that he co-founded, which developed our KlickZie smartphone trustable imaging technology. Prior to that he directed counterterrorism technology development for the Raytheon Missile Company in Tucson, Arizona and before that was the Chief Scientist of the Strategic Systems Division of the Hughes Aircraft Company in El Segundo, California. Dr. Leonard holds a Ph.D. in mathematics from the University of Arizona, an M.S. in engineering from U.C.L.A. and a B.S. in physics from the University of Arizona

David LaMountain

Mr. LaMountain has been a Tautachrome director and the Corporation’s Chief Operating Officer (COO) since his appointment in October 10, 2019. As COO he is responsible for overseeing the overall business operations strategy for achieving the Company’s global growth and success goals. With great people skills he has directed the Company’s social network activities since November 2016, providing strategic Investor Relations functions integrating communication, marketing and securities compliance enabling effective two-way communication between Tautachrome and its constituencies, contributing to achieving fair valuation of Tautachrome’s shares. Mr. LaMountain has been a successful business owner and investor/trader in public and private entities since 1999 and is a uniquely talented and driven individual with outstanding work ethics. He is also an inventor on KlickZie’s pending ARk patent.

Aasim Saied

Mr. Aasim Saied has been a Director of Tautachrome, Inc. since April 16, 2018. He is an inventor, entrepreneur and futurist, who developed the Projector Phone technology and various other products and services. He has a successful history in building fast moving and innovative companies and has engineered powerful new patent-pending mobile device technologies and software applications. He has recruited a global team of developers and industry specialists for a successful launch of his Companies.

Family Relationships

There are no family relationships between any of our executive officers and director

Involvement in Certain Legal Proceedings

Except as noted herein or below, during the last ten years none of our directors or officers have:

1.	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.	been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in securities or banking activities, or to be associated with persons engaged in any such activity;

5.	been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or (ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; o

8.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors and Committees

At December 31, 2019, our Board of Directors presently consisted of three members: Dr. Jon Leonard, David LaMountain and Aasim Saied. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions, and provide that the Board of Directors may be expanded by Board action. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

Delinquent Section 16(a) Reports

The following table identifies each person who, at any time during the fiscal year ended December 31, 2019, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Dr. Jon Leonard	1	1	0
David LaMountain	1	1	0

Code of Ethics

We do not currently have a Code of Ethics, because we have only limited business operations, have a limited number of officers and directors, and believe a Code of Ethics would, at the present time, have limited utility. We intend to adopt such a Code of Ethics as our business operations expand and we have more directors, officers and employees.

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Delaware law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11. Executive Compensation

Summary Compensation

Except for the employment agreement for CEO Dr. Jon N Leonard described below, during the years ended December 31, 2019 and 2018, no salary, bonus or other compensation was awarded, earned or paid to the Company’s executive officers for any service rendered in any capacity to the Company.

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

At this time we do not provide medical, dental, pension or other benefits to our executive officers.

Employment Agreements

The Company has an employment agreement with Dr. Jon Leonard, the Company’s Chief Executive Officer at a compensation rate of $60,000 (which increases 5% per year) and six weeks per year of paid vacation. Payment and vacation benefits began to accrue in June, 2019.

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

	Common		Preferred D [1]		Preferred E [5]		% Total
Name of Beneficial Owner	Shares	% [2]	Shares	% [3]	Shares	% [6]	Voting, All Classes

5% Owners
Twenty Second Trust	253,428,790	7.3%	926,139	6.7%	-	-	7.1%
Nugent Bros. Trust	250,000,000	7.2%	-	-	-	-	5.1%
Arknet, Inc. (AZ Corp.)	-	-	-	-	40,000	100.0%	40.0%

Officers and Directors
Dr. Jon Leonard [4]	379,097,992	10.9%	10,093,306	73.2%	-	-	28.4%
David LaMountain	43,280,757	1.2%	-	-	-	-	0.9%

Directors and Officers as a Group	422,378,749	12.2%	10,093,306	73.2%	-	-	29.3%

(1)	Each outstanding share of Preferred D stock entitles the holder thereof to 100 votes on all matters submitted to a vote of the Company’s stockholders.
(2)	Based on an aggregate of 3,504,460,889 shares of common stock outstanding at March 30, 2020.
(3)	Based on an aggregate of 13,795,104 shares of preferred D stock outstanding at March 30, 2020.
(4)	Common stock holdings includes 126,166,322 shares of common stock held by California Molecular Electronics Corp., of which Dr. Leonard is the sole officer and director.
(5)	Each Preferred E share has the voting rights of all other voting shares combined, multiplied by 0.00001.
(6)	Based on an aggregate of 40,000 shares of preferred E stock outstanding at March 30, 2020.

The mailing address for all directors, executive officers and beneficial owners of more than five percent of our common stock is 1846 E. Innovation Park Drive, Oro Valley, Arizona 85755.

Unless otherwise stated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common and preferred stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof, upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which can be exercised within 60 days from the date hereof, have been exercised.

Changes in Control

We are not aware of any arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the years ended December 31, 2019 and 2018, certain related parties made cash payments to the Company and the Company made cash payments to the related parties (see Note 4 to the financial statements).

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

Audit and Review Fees. We paid M&K, CPAS, PLLC for audit and review fees of $32,500 for 2019 and $21,100 for 2018.

Tax Fees. We have not paid any money for tax related services.

All Other Fees. We have not paid any money for other fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Roadships Holdings, Inc. filed as exhibit 3.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
3.2	Bylaws of Roadships Holdings, Inc. filed as exhibit 3.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
3.3*	Amended and Restated Certificate of Incorporation filed with our Form 8-K filed November 5, 2015 and incorporated herin by reference.
3.4*	Certificate of Amendment authorizing 6,100,000,000 shares, filed April 12, 2019
3.5*	Certificate of Amendment authorizing 5,100,000,000 shares filed June 12, 2019
3.6*	Certificate of Amendment authorizing 4,500,000,000 shares filed August 7, 2019
21.1*	Subsidiaries of the registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1*	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. section 1350)

 _____

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc.

/s/ Dr. Jon Leonard
Dr. Jon Leonard	Date: March 30, 2020
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ David LaMountain
David LaMountain	Date: March 30, 2020
Director, Chief Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

