Form 10-Q
period 2020-03-31
TAUTACHROME INC.
filed 2020-05-12
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2020, was 3,512,446,311.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	3/31/2020	12/31/2019
ASSETS	(Unaudited)
Current assets:
Cash	$40,509	$31,366
Prepaid expenses	237	403
Total current assets	40,746	31,769
TOTAL ASSETS	$40,746	$31,769

LIABILITIES
Accounts payable and accrued expenses	$388,788	$411,236
Accounts payable - related party	312,329	257,282
Loans from related parties	102,880	103,032
Convertible notes payable - related party, net	109,365	111,999
Convertible notes payable in default, related-party	27,825	-
Short-term convertible notes payable, net	1,023,379	814,685
Convertible notes payable in default	32,000	32,000
Short-term notes payable	13,509	15,465
Derivative liability	1,152,642	2,365,367
Court judgment liability	-	250,000
Total current liabilities	3,162,717	4,361,066

Long-term convertible notes payable, net	-	158,156
Long-term convertible notes payable, related party, net	303,088	84,091
Total non-current liabilities	303,088	242,247

TOTAL LIABILITIES	3,465,805	4,603,313

STOCKHOLDERS' DEFICIT
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,380	1,380
Series E Convertible Preferred Stock, par value $0.0001. 40,000,000 shares authorized, 40,000 and zero shares outstanding at March 31, 2020 and December 31, 2019, respectively	4	-
Common stock, $0.00001 par value. 4.5 billion shares authorized. 3,509,112,978 and 3,504,460,889 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	35,092	35,045
Additional paid in capital	7,966,253	6,095,053
Common stock payable	396,996	2,066,584
Accumulated deficit	(12,026,068)	(12,867,645)
Effect of foreign currency exchange	201,284	98,039
TOTAL STOCKHOLDERS' DEFICIT	(3,425,059)	(4,571,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,746	$31,769

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING EXPENSES
General and administrative	$312,369	$130,220
Total operating expenses	312,369	130,220
Operating loss	(312,369)	(130,220)

OTHER INCOME / (EXPENSE)
Gain on litigation	105,000	-
Gain on settlement of debt	-	1,330
Interest expense	(161,919)	(85,825)
Change in value of derivatives	1,238,313	58,360
Loss on conversion of debt	(27,448)	(120,775)
Total other	1,153,946	(146,910)
Net income or (loss)	$841,577	$(277,130)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	103,245	(5,865)
Net comprehensive income or (loss)	$944,822	$(282,995)

Net (loss) or income per common share
Basic	$0.00	$0.00
Fully diluted	0.00	0.00

Weighted average shares outstanding
Basic	3,505,021,996	2,300,781,103
Fully diluted	4,345,209,628	2,300,781,103

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

December 31, 2018 to March 31, 2020

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, 12/31/18	1,932,483,910	$19,325	13,795,104	$1,380	-	$-	$4,692,609	$1,919,927	$96,202	$(9,476,829)	$(2,747,386)

Shares issued for conversion of debt	1,551,562,038	15,516	-	-	-	-	686,054	-	-	-	701,570
Shares issued to settle claims	16,123,055	161	-	-	-	-	188,462	-	-	-	188,623
Shares issued for stock payable	4,291,886	43	-	-	-	-	26,238	(26,281)	-	-	-
Shares earned by consultants	-	-	-	-	-	-	-	172,938	-	-	172,938
Proceeds from officer stock sale	-	-	-	-	-	-	13,750	-	-	-	13,750
Derivative associated with early debt retirement	-	-	-	-	-	-	471,233	-	-	-	471,233
Imputed interest	-	-	-	-	-	-	16,707	-	-	-	16,707
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	1,837	-	1,837
Net loss	-	-	-	-	-	-	-	-	-	(3,390,816)	(3,390,816)
Balance, December 31, 2019	3,504,460,889	$35,045	13,795,104	$1,380	-	-	$6,095,053	$2,066,584	$98,039	$(12,867,645)	$(4,571,544)

Shares issued for conversion of debt	4,652,089	47	-	-	-		30,192	-	-	-	30,239
Issue Series E preferred shares	-	-	-	-	40,000	4	1,836,996	(1,837,000)	-	-	-
Derivative associated with early debt retirement	-	-	-	-	-	-	173	-	-	-	173
Shares earned by consultants	-	-	-	-	-	-	-	22,412	-	-	22,412
Legal settlement	-	-	-	-	-	-	-	145,000	-	-	145,000
Imputed interest	-	-	-	-	-	-	3,839	-	-	-	3,839
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	103,245	-	103,245
Net income	-	-	-	-	-	-	-	-	-	841,577	841,577
Balance, March 31, 2020 (unaudited)	3,509,112,978	$35,092	13,795,104	$1,380	40,000	$4	$7,966,253	$396,996	$201,284	$(12,026,068)	$(3,425,059)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$841,577	$(277,130)
Stock-based compensation	22,412	-
Loss on conversions	27,448	120,775
Change in fair value of derivative	(1,238,313)	(58,360)
Gain on litigation	(105,000)	-
Gain on debt settlements	-	(1,330)
Amortization of discounts on notes payable	128,166	48,934
Imputed interest	3,839	4,008

Changes in operating assets and liabilities:
Prepaid expenses	166	-
Accounts payable and accrued expenses	(3,141)	54,422
Accounts payable - related party	(184)	-
Net cash used in operating activities	(323,030)	(108,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	285,000	105,475
Proceeds from related-party loans	2,115	18,000
Principal payments on related-party loans	(23,918)	(11,188)
Net cash provided by financing activities	263,197	112,287

Effect of exchange rate changes on cash and cash equivalents	68,976	(5,865)

Net increase/(decrease) in cash	9,143	(2,259)
Cash and equivalents - beginning of period	31,366	6,243
Cash and equivalents - end of period	$40,509	$3,984

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$25,761	$31,312
Conversion of debt to common stock	$2,791	$234,422
Settlement of derivative liability	$173	$175,780
Shares issued for debt settlements	$-	$3,623
Shares issued for stock payable	$1,837,000	$-
Reclassification of fair value of shares granted for settlement	$145,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Since its public announcement on September 25, 2017 (via SEC form 8-K) that it would be using its Twitter site (@Tautachrome_Inc) (https://twitter.com/tautachrome_inc) to post important Company information, and finding this method of publicizing important Company information both fast and effective, the Company has continued to use this means of public communication almost exclusively, supplemented occasionally with Current Reports via SEC Form 8-Ks. Shareholders are advised to follow us on Twitter to be current on the Company’s disclosures in conformity with Regulation FD.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended March 31, 2020. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2019, as reported in Form 10-K filed with the SEC filed on March 30, 2020.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The company has determined that the performance obligations are satisfied once the purchased credits are exchanged for ARks. As of March 31, 2020, we have recorded $2,616 in liabilities.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2020 as the effect of our potential common stock equivalents would be anti-dilutive.

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

Note 3 – Going Concern

In the third quarter 2019, we began operations with our ARknet platform, and in October we acquired assets to enter the business ARk vertical in our market. We will require additional capital to exploit this vertical and to commercialize others. There is no guarantee that we will be able acquire the capital to exploit and commercialize the ARknet markets we envision so as to generate positive cash flows from operations. For these reasons, substantial doubt exists as to Tautachrome’s ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

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

Note 4 – Related Party Transactions

For the three months ended March 31, 2020, we accrued $1,198 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at March 31, 2020 were $95,765 and $26,205, respectively. The outstanding balances of unpaid principal and interest at December 31, 2019 were $98,032 and $25,361, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $1,529 was recorded as additional paid-in capital for the three months ended March 31, 2020. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the three months ended March 31, 2020, we repaid $23,918 to Dr. Leonard. At March 31, 2020, the balanced owed Dr. Leonard is $55,256.

We also owe $33,801 to a Board member for convertible notes payable for loans he made to the company of which $27,825 is in default at March 31, 2020. The notes bear interest at 5% (10% after maturity) and may convert at $0.0025 per share. We originally recorded a discount of $755 in 2019, amortizing $59 and $75 during 2019 and 2020, respectively. The unamortized discount and net liabilities at March 31, 2020 are $621 and $33,180, respectively.

On February 2, 2020, a related-party convertible note in the amount of $27,825 became due and was not paid. We are presenting this note on the balance sheet as “Related-party convertible note payable in default” and are currently renegotiating this note with the related party.

On October 10, 2019, we issued a convertible promissory note in the amount of $62,500 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.005 per share. We originally recorded a discount of $19,278 in 2019, amortizing $2,701 and $2,831 during 2019 and 2020, respectively. The unamortized discount and net liabilities at March 31, 2020 are $13,746 and $48,754, respectively.

On December 19, 2019, we issued a convertible promissory note in the amount of $60,000 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.004 per share. We originally recorded a discount of $24,123 in 2019, amortizing $2,010 and $4,038 during 2019 and 2020, respectively. The unamortized discount and net liabilities at March 31, 2020 are $18,075 and $41,925, respectively.

During the three months ended March 31, 2020, we issued four promissory notes to Arknet in the aggregate amount of $285,000. The notes mature between June 24, 2021 and August 10, 2021, bear interest at 5% (10% after maturity) and can convert to common stock between $0.0025 and $0.0040 per common share. We originally recorded discounts on these notes in the aggregate of $25,761, amortizing $1,924 during the three months ended March 31, 2020. The unamortized discount and net liabilities at March 31, 2020 for these four notes are $23,837 and $261,163, respectively.

Note 5 – Capital

During the year ended December 31, 2019 we issued 1,571,976,979 shares as follows:

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

During the three months ended March 31, 2020, we issued 4,652,089 shares to a creditor in Australia to convert an outstanding convertible note in the amount of US$2,331 of principal and US$460 of accrued interest. We recognized a loss on the conversion of this debt in the amount of $27,448 and retired $173 of derivative liabilities.

During the three months ended March 31, 2020, we recorded stocks payable to two suppliers in the amount of $22,412.

Preferred Stock

During the year ended December 31, 2018, we accrued $1,837,000 in costs related to the 40,000 Series E Preferred shares promised in our ARknet contract containing a par value of $0.0001. This series of preferred shares have the following rights, limitations, restrictions and privileges:

•	They are not entitled to dividends,

•	They are entitled to no liquidation rights,

•	Each share has the voting rights of all other voting shares combined, multiplied by 0.00001, and

•	They have no conversion or redemption rights.

These shares were recorded as issued on January 31, 2020.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the three months ended March 31, 2020, we imputed $3,839 of such interest.

Note 6 – Debt

Loans from related parties

At March 31, 2020 we owed $102,880 in related-party loans consisting of $95,765 respectively, to the 22nd Trust and $7,115 owed to a related-party Board member .

We also owe $33,801 of convertible notes payable to a Board member for loans he made to the company. The additional $7,115 is treated as an advance. The notes bear interest at 5% and may convert at $0.0025 per share.

On October 10, 2019, we issued a convertible promissory note in the amount of $62,500 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.005 per share. We originally recorded a discount of $19,278 in 2019, amortizing $2,701 and $2,831 during 2019 and 2020, respectively. The unamortized discount and net liabilities at March 31, 2020 are $13,746 and $48,754, respectively.

On December 19, 2019, we issued a convertible promissory note in the amount of $60,000 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.004 per share. We originally recorded a discount of $24,123 in 2019, amortizing $2,010 and $4,038 during 2019 and 2020, respectively. The unamortized discount and net liabilities at March 31, 2020 are $18,075 and $41,925, respectively.

During the three months ended March 31, 2020, we issued four promissory notes to Arknet in the aggregate amount of $285,000. The notes mature between June 24, 2021 and August 10, 2021, bear interest at 5% (10% after maturity) and can convert to common stock between $0.0025 and $0.0040 per common share. We originally recorded discounts on these notes in the aggregate of $25,761, amortizing $1,924 during the three months ended March 31, 2020. The unamortized discount and net liabilities at March 31, 2020 for these four notes are $23,837 and $261,163, respectively.

Convertible notes payable

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

During the three months ended March 31, 2020, we amortized $128,166 of debt discounts to interest expense, accrued $22,491 of interest on existing notes. Additionally during the three months ended March 31, 2020, we issued 4,652,089 common shares to extinguish a note payable in the amount of $2,331 and $460 of unpaid principal and interest, respectively, and recorded a loss on conversion of $27,448 in so doing.

At March 31, 2020, $32,000 of our third-party convertible notes payable and $27,825 of related-party convertible notes were in default.

Convertible notes payable (excluding related-party convertible notes which is discussed in Note 4) at March 31, 2020 and December 31, 2019 and their classification into long-term, short-term and in-default were as follows:

	03/31/20	12/31/19
All convertible promissory notes
Unpaid principal	1,510,155	1,578,917
Discounts	(454,776)	(574,076)
Convertible notes payable, net	$1,055,379	$1,004,841

Classified as short-term
Unpaid principal balance	1,478,155	1,183,685
Discounts	(454,776)	(369,000)
Convertible notes payable - short-term, net	$1,023,379	$814,685

Classified as long-term
Unpaid principal balance	-	363,232
Discounts	-	(205,076)
Convertible notes payable - short-term, net	$-	$(158,156)

Classified as in default
Unpaid principal balance	32,000	32,000
Discounts	-	-
Convertible notes payable - short-term, net	$32,000	$32,000

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the three months ended March 31, 2020, we imputed $3,839 of such interest. Of this amount, $1,529 is imputed on amounts owed to Jon Leonard, our Chief Executive Officer, and $2,310 was imputed on twenty eight outstanding loans in Australia.

Derivative liabilities

The above-referenced convertible promissory notes issued during the three months ended March 31, 2020 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The Company issued certain fixed-rate convertible Subscription Notes from 2015 through March 31, 2020 in the United States and Australia These convertible notes have become tainted (“The Tainted Notes”) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through March 31, 2020. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.0115 to $0.00290 in this period would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods range from 35% to 42% with potentially an additional discount.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 146.0% – 258.3% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

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

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on the instruments issued during the year ended December 31, 2019 range from 11% to 564%. The effective interest rates for the instruments issued during the three months ended March 31, 2020 range from 7% to 14%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At March 31, 2020, we determined the fair value of these derivatives were $1,152,642.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2019	$2,365,367
Changes due to new issuances	25,761
Changes due to extinguishments	(173)
Changes due to adjustment to fair value	(1,238,313)
Balance, March 31, 2020	$1,152,642

Note 7 – Litigation

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

This history of the legal proceedings in this case are described in Note 7 to the financial statements filed with Form 10-K on March 30, 2020 and are herewith included by reference.

On May 5, 2020 the Company settled with the McRae estate in principle for 50 million shares. We valued the shares at the settlement date (May 5, 2020 on which date our closing price was $0.0029) and recorded a Gain on Litigation in the amount of $105,000, a reduction of the amount of the liability to $145,000 as a result of that revaluation and reclassified the remaining liability into Stock Payable. As of the date of this report, the shares have not been issued.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	03/31/20	12/31/19

Net operating loss carry-forward	4,821,819	4,579,500

Deferred tax asset	$1,012,582	$961,695
Valuation allowance	(1,012,582)	(961,695)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

The Company issued two convertible promissory notes to a related-party in the aggregate amount of $32,324.

The Company issued 3,333,333 shares to a consultant to retire a stock payable in the amount of $20,000.

The McRae lawsuit (See Note 7) was settled in principle for 50 million shares.

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

Results of Operations - Three months ended March 31, 2020 versus 2019

We had general and administrative expenses of $312,369 for the three months ended March 31, 2020 versus $130,220 for the same period in 2019. The increase is mainly due to increases in software development costs (a $117,000 increase), professional services (a $28,000 increase) and Arknet license fees (a $50,000 increase).

As is discussed in Note 7 to the financial statements, we had a gain of $105,000 on the McRae lawsuit settlement. We had no such gains in the previous year.

We had an increase in interest expense from $85,825 during the three months ended March 31, 2019 to $161,919 in the current period. The vast majority of the change was due to discount amortizations.

We had gains on changes in the fair values of our derivatives of $1,238,313 and $58,360 for the three months ended March 31, 2020 and 2019, respectively. This increase is mostly due to changes in the Company stock price and volatility during the quarter as well as fluctuating exchange rates.

We had a decrease in the amount of losses associated with the conversion of convertible debt. During the three months ended March 31, 2020, we had $27,448 of such losses and $120,775 of such losses for the same period in the previous year. The decrease is associated with fewer conversions.

During the three months ended March 31, 2020, we had a foreign exchange gain of $103,245 versus a loss of $5,865 during the same period in 2019, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars. The US Dollar gained approximately 15% in value against the Australian Dollar during the first quarter of 2020.

Our net comprehensive gains losses of $944,822 (gain) and $282,995 (loss) during the three months ended March 31, 2020 and 2019 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At March 31, 2020, the Company had $40,509 in cash and liabilities totaling $3,465,805. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at March 31, 2020. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Plan of Operation

Our immediate term plans for operations is discussed extensively in Item 7 – Management’s Discussion and Analysis or Plan of Operation included in our Form 10-K as of December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020 and is herein incorporated by reference.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then, there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: May 12, 2020	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chief Executive Officer

