Form 10-Q
period 2020-06-30
TAUTACHROME INC.
filed 2020-08-12
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2020, was 4,120,475,247.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	6/30/2020	12/31/2019
	(Unaudited)
ASSETS
Current assets:
Cash	$16,136	$31,366
Prepaid expenses	65	403
Total current assets	16,201	31,769
TOTAL ASSETS	$16,201	$31,769

LIABILITIES
Accounts payable and accrued expenses	$372,648	$411,236
Accounts payable - related party	378,756	257,282
Loans from related parties	102,676	103,032
Convertible notes payable - related party, net	117,433	111,999
Short-term convertible notes payable, net	754,963	814,685
Convertible notes payable in default	32,000	32,000
Short-term notes payable	15,157	15,465
Derivative liability	683,049	2,365,367
Court judgment liability	-	250,000
Total current liabilities	2,456,682	4,361,066

Long-term convertible notes payable, net	-	158,156
Long-term convertible notes payable, related party, net	470,826	84,091
Total non-current liabilities	470,826	242,247

TOTAL LIABILITIES	2,927,508	4,603,313
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,380	1,380
Series E Convertible Preferred Stock, par value $0.0001. 40,000,000 shares authorized, 40,000 and zero shares outstanding at June 30, 2020 and December 31, 2019, respectively	4	-
Common stock, $0.00001 par value. 4.5 billion shares authorized. 4,120,475,247 and 3,504,460,889 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	41,205	35,045
Additional paid in capital	9,734,133	6,095,053
Common stock payable	273,884	2,066,584
Accumulated deficit	(13,076,089)	(12,867,645)
Effect of foreign currency exchange	114,176	98,039
TOTAL STOCKHOLDERS’ DEFICIT	(2,911,307)	(4,571,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,201	$31,769

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
OPERATING EXPENSES
General and administrative	$624,591	$299,519	$312,222	$169,299
Total operating expenses	624,591	299,519	312,222	169,299
Operating loss	(624,591)	(299,519)	(312,222)	(169,299)

OTHER INCOME / (EXPENSE)
Gain on litigation	105,000	-	-	-
Gain on settlement of debt	-	1,330	-	-
Interest expense	(721,463)	(19,973)	(559,544)	65,852
Change in value of derivatives	1,069,877	(301,036)	(168,436)	(359,396)
Loss on conversion of debt	(37,267)	(127,031)	(9,819)	(6,256)
Total other	416,147	(446,710)	(737,799)	(299,800)
Net income or (loss)	$(208,444)	$(746,229)	$(1,050,021)	$(469,099)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	16,137	2,534	(87,108)	8,399
Net comprehensive income or (loss)	$(192,307)	$(743,695)	$(1,137,129)	$(460,700)

Net (loss) or income per common share
Basic and fully diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and fully diluted	3,659,613,359	2,777,602,341	3,785,141,462	3,249,186,786

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

December 31, 2018 to June 30, 2020

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, 12/31/18	1,932,483,910	$19,325	13,795,104	$1,380	-	$-	$4,692,609	$1,919,927	$96,202	$(9,476,829)	$(2,747,386)

Shares issued for conversion of debt	1,551,562,038	15,516	-	-	-	-	686,054	-	-	-	701,570
Shares issued to settle claims	16,123,055	161	-	-	-	-	188,462	-	-	-	188,623
Shares issued for stock payable	4,291,886	43	-	-	-	-	26,238	(26,281)	-	-	-
Shares earned by consultants	-	-	-	-	-	-	-	172,938	-	-	172,938
Proceeds from officer stock sale	-	-	-	-	-	-	13,750	-	-	-	13,750
Derivative associated with early debt retirement	-	-	-	-	-	-	471,233	-	-	-	471,233
Imputed interest	-	-	-	-	-	-	16,707	-	-	-	16,707
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	1,837	-	1,837
Net loss	-	-	-	-	-	-	-	-	-	(3,390,816)	(3,390,816)
Balance, December 31, 2019	3,504,460,889	$35,045	13,795,104	$1,380	-	-	$6,095,053	$2,066,584	$98,039	$(12,867,645)	$(4,571,544)

Shares issued for conversion of debt	560,931,025	5,609	-	-	-	-	843,755	-	-	-	849,364
Issue Series E preferred shares	-	-	-	-	40,000	4	1,836,996	(1,837,000)	-	-	-
Shares issued for services	3,333,333	33	-	-	-	-	19,967	-	-	-	20,000
Shares issued for cash	1,750,000	18	-	-	-	-	3,482	-	-	-	3,500
Shares issued to settle legal claim	50,000,000	500	-	-	-	-	144,500	-	-	-	145,000
Derivative associated with early debt retirement	-	-	-	-	-	-	782,972	-	-	-	782,972
Shares earned by consultants	-	-	-	-	-	-	-	44,300	-	-	44,300
Imputed interest	-	-	-	-	-	-	7,408	-	-	-	7,408
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	16,137	-	16,137
Net income	-	-	-	-	-	-	-	-	-	(208,444)	(208,444)
Balance, June 30, 2020 (unaudited)	4,120,475,247	$41,205	13,795,104	$1,380	40,000	$4	$9,734,133	$273,884	$114,176	$(13,076,089)	$(2,911,307)

The accompanying notes are an integral part of these financial statements

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(208,444)	$(746,229)
Stock-based compensation	64,300	5,344
Loss on debt conversions	37,267	127,031
Change in fair value of derivative	(1,069,877)	301,036
Gain on litigation	(105,000)	-
Gain on debt settlements	-	(1,330)
Amortization of discounts on notes payable	659,035	63,560
Imputed interest	7,408	8,369

Changes in operating assets and liabilities:
Prepaid expenses	338	-
Accounts payable and accrued expenses	5,005	(44,457)
Accounts payable - related party	130,000	-
Net cash used in operating activities	(479,968)	(286,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	3,500	-
Proceeds from convertible notes payable	-	298,200
Proceeds from convertible notes payable, related party	478,000	-
Payment of expenses by related party	36,172	-
Proceeds from related-party loans	-	26,000
Principal payments on related-party loans	(46,828)	(13,010)
Net cash provided by financing activities	470,844	311,190

Effect of exchange rate changes on cash and cash equivalents	(6,106)	2,534

Net increase/(decrease) in cash	(15,230)	27,048
Cash and equivalents - beginning of period	31,366	6,243
Cash and equivalents - end of period	$16,136	$33,291

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$170,531	$243,768
Conversion of debt to common stock	$812,097	$375,900
Settlement of derivative liability	$782,972	$276,592
Shares issued for debt settlements	$145,000	$3,623
Shares issued for stock payable	$1,837,000	$26,281

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

Note 1 – Organization and Nature of Business

History

Tautachrome, Inc. was formed in Delaware on June 5, 2006 as Caddystats, Inc., and subsequently renamed Roadships Holdings Inc. and on November 5, 2015 renamed to its current name Tautachrome Inc. (and hereinafter referred to as “Tautachrome”, the “Company”, “we’ or “us”).

The Company adopted the accounting acquirer’s year end, December 31.

Our Business

Tautachrome operates in the internet applications space, uniquely exploiting the technologies of the Augmented Reality (AR) sector and the smartphone trusted imagery sector, with granted and pending patents in both sectors. In addition we have high-speed blockchain technologies in development in support of global AR-based social networking and AR-based consumer-provider commerce. These technologies are being rolled out in the Company’s ARknet platform, beginning in the US and aiming for a global operation.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended June 30, 2020. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2019, as reported in Form 10-K filed with the SEC filed on March 30, 2020.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The company has determined that the performance obligations are satisfied once the purchased credits are exchanged for ARks. As of June 30, 2020, we have recorded $2,160 in liabilities.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three and six months ended June 30, 2019 and 2020 as the effect of our potential common stock equivalents would be anti-dilutive.

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

The new standard was effective for us on January 1, 2019 and we have adopted and implemented it. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application.

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

Note 4 – Related Party Transactions

For the six months ended June 30, 2020, we accrued $2,420 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at June 30, 2020 were $97,676 and $27,723, respectively. The outstanding balances of unpaid principal and interest at December 31, 2019 were $98,032 and $25,361, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $2,504 was recorded as additional paid-in capital for the six months ended June 30, 2020. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the six months ended June 30, 2020, we repaid $46,828 to Dr. Leonard. At June 30, 2020, the balanced owed Dr. Leonard is $32,346.

We also owe $69,973 to a Board member for convertible notes payable for loans he made to the company. The notes bear interest at 5% (10% after maturity) and may convert at $0.0025 per share (for $33,801 of the debt) and $.002 per share (for $36,172 of the debt). Unamortized discount and net liabilities at June 30, 2020 are $32,147 and $37,825, respectively. Unpaid interest at that date amounts to $7,155.

On October 10, 2019, we issued a convertible promissory note in the amount of $62,500 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.005 per share. We originally recorded a discount of $19,278 in 2019, amortizing $2,701 and $5,885 during 2019 and 2020, respectively. The unamortized discount and net liabilities at June 30, 2020 are $10,691 and $51,809, respectively. Unpaid interest at December 31, 2019 and June 30, 2020 amount to $701 and $2,263, respectively.

On December 19, 2019, we issued a convertible promissory note in the amount of $60,000 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.004 per share. We originally recorded a discount of $24,123 in 2019, amortizing $2,010 and $7,324 during 2019 and 2020, respectively. The unamortized discount and net liabilities at June 30, 2020 are $14,789 and $45,211, respectively. Unpaid interest at December 31, 2019 and June 30, 2020 amount to $90 and $1,590, respectively.

During the six months ended June 30, 2020, we issued nine promissory notes to Arknet in the aggregate amount of $478,000. The notes mature between June 24, 2021 and December 31, 2021, bear interest at 5% (10% after maturity) and can convert to common stock between $0.00128 and $0.0040 per common share. We originally recorded discounts on these notes in the aggregate of $66,891, amortizing $9,958 during the six months ended June 30, 2020. The unamortized discount and net liabilities at June 30, 2020 for these nine notes are $55,022 and $422,978, respectively. Unpaid interest at that date amounts to $5,714.

Note 5 – Capital

During the year ended December 31, 2019 we issued 1,571,976,979 shares as follows:

•	We issued 1,551,562,038 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $525,621 of principal, $44,418 of interest, and $4,500 of conversion fees and recorded a loss on conversion of $127,031. As part of these conversions, we retired $471,233 of associated derivative liabilities which we included in Additional Paid in Capital.

•	We issued 3,623,055 shares to a certain Australian individual who made baseless claims against the Company other than two existing convertible promissory notes which the Company acknowledged. Rather than engage in a prolonged international legal matter, we issued these shares in complete satisfaction of any and all claims against the Company. We valued the shares at their grant date fair value of $3,623, reduced unpaid principal and interest in the amount of $4,258 and $695, respectively, and recorded a $1,330 gain on this settlement.

•	We issued 12,500,000 shares to a previous supplier to retire trade debts in the amount of $35,000. We valued the shares at the grant date fair value of $185,000 and recorded a reduction of accounts payable of $35,000 and a loss on settlement of $150,000.

•	We issued 4,291,886 shares to a consultant to reduce our stock payable to them. We reduced the stock payable by $26,281 and recorded additional expense of $313. We recorded an additional stock payable to this consultant of $19,888 during the period.

During the six months ended June 30, 2020, we issued

•	560,931,025 shares of common stock in conversion of $770,081 of principal and $42,016 of unpaid interest. We recorded losses of $37,267 upon conversions.

•	1,750,000 shares of common stock for $3,500 in cash.

•	50,000,000 shares of common stock to settle the McRae lawsuit (see Note 7).

•	3,333,333 shares of common stock for services. We valued the shares at their grant date fair values and included $20,000 in general and administrative expenses.

Additionally during the six months ended June 30, 2020, we accrued $44,300, payable in common stock, to three consultants for services performed during the period.

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the six months ended June 30, 2020, we imputed $7,408 of such interest.

Note 6 – Debt

Loans from related parties

At June 30, 2020 we owed $102,676 in related-party loans consisting of $97,676 to the 22nd Trust and $5,000 owed to a related-party Board member .

We also owe $69,973 of convertible notes payable to a Board member for loans he made to the company. The additional $5,000 is treated as an advance. The notes bear interest at 5% and may convert at $0.0025 per share.

On October 10, 2019, we issued a convertible promissory note in the amount of $62,500 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.005 per share. We originally recorded a discount of $19,278 in 2019, amortizing $2,701 and $5,885 during 2019 and 2020, respectively. The unamortized discount and net liabilities at June 30, 2020 are $10,691 and $45,9247, respectively. Unpaid interest at that date amounts to $701.

On December 19, 2019, we issued a convertible promissory note in the amount of $60,000 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.004 per share. We originally recorded a discount of $24,123 in 2019, amortizing $2,010 and $7,324 during 2019 and 2020, respectively. The unamortized discount and net liabilities at June 30, 2020 are $18,075 and $45,211, respectively. Unpaid interest at that date amounts to $1,590.

During the six months ended June 30, 2020, we issued nine promissory notes to Arknet in the aggregate amount of $478,000. The notes mature between June 24, 2021 and December 31, 2021, bear interest at 5% (10% after maturity) and can convert to common stock between $0.00128 and $0.0040 per common share. We originally recorded discounts on these notes in the aggregate of $66,891, amortizing $9,958 during the six months ended June 30, 2020. The unamortized discount and net liabilities at June 30, 2020 for these nine notes are $55,022 and $422,978, respectively. Unpaid interest at that date amounts to $5,714.

Short-term notes payable

At June 30, 2020, we owed AU$22,000 (US$15,157) to three Australian investors on promissory notes which contain no conversion privileges.

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

During the six months ended June 30, 2020, we amortized $659,035 of debt discounts to interest expense and accrued $39,330 of interest on existing notes. Additionally during the six months ended June 30, 2020, we issued 560,931,025 common shares to extinguish $770,081 and $42,016 of unpaid principal and interest, respectively, and recorded a loss on conversion of $37,267 in so doing.

At June 30, 2020, $32,000 of our third-party convertible notes payable were in default.

Convertible notes payable (excluding related-party convertible notes which is discussed in Note 4) at June 30, 2020 and December 31, 2019 and their classification into long-term, short-term and in-default were as follows:

	06/30/20	12/31/19
All convertible promissory notes
Unpaid principal	798,577	1,578,917
Discounts	(11,614)	(574,076)
Convertible notes payable, net	$786,963	$1,004,841

Classified as short-term
Unpaid principal balance	766,577	1,183,685
Discounts	(11,614)	(369,000)
Convertible notes payable - short-term, net	$754,963	$814,685

Classified as long-term
Unpaid principal balance	-	363,232
Discounts	-	(205,076)
Convertible notes payable - short-term, net	$-	$(158,156)

Classified as in default
Unpaid principal balance	32,000	32,000
Discounts	-	-
Convertible notes payable - short-term, net	$32,000	$32,000

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the six months ended June 30, 2020, we imputed $7,408 of such interest. Of this amount, $2,504 is imputed on amounts owed to Jon Leonard, our Chief Executive Officer, and $4,904 was imputed on twenty eight outstanding loans in Australia.

Derivative liabilities

The above-referenced convertible promissory notes issued during the six months ended June 30, 2020 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions.

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

The Company issued certain fixed-rate convertible Subscription Notes from 2015 through May 20, 2020 in the United States and Australia These convertible notes have become tainted (“The Tainted Notes”) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through June 23, 2020 (the date of the extinguishment of the liability). The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.0029 to $0.0043 in this period would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods range from 35% to 42% with potentially an additional discount.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 140.3% – 186.5% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.

•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.

•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on the instruments issued during the year ended December 31, 2019 range from 11% to 564%. The effective interest rates for the instruments issued during the six months ended June 30, 2020 range from 7% to 203%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments.

During the six months ended June 30, 2020, creditors holding variable-rate convertible notes, whose variable rate gives rise to the existing of the derivative liability and the tainted notes’ derivative liabilities, were fully converted. However, at June 30, 2020 we had potential dilution of common shares from our Series D convertible preferred stock, convertible notes both in Australia and the United States, and our stock payable of approximately 1,900,301,343 shares. This, when combined with the issued and outstanding shares at June 30, 2020 of 4,120,475,247, results in more shares issued or issuable than we have available in the company treasury. Therefore, at June 30, 2020, we maintained a derivative liability in the amount of $683,049.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2019	$2,365,367
Changes due to new issuances	170,531
Changes due to extinguishments	(782,972)
Changes due to adjustment to fair value	(1,069,877)
Balance, June 30, 2020	$683,049

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

On May 5, 2020 the Company settled with the McRae estate for 50 million common shares. We valued the shares at the settlement date (May 5, 2020 on which date our closing price was $0.0029) and recorded a Gain on Litigation in the amount of $105,000, a reduction of the amount of the liability to $145,000 as a result of that revaluation. We issued the shares on May 18, 2020.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	06/30/20	12/31/19

Net operating loss carry-forward	5,127,078	4,579,500

Deferred tax asset	$1,076,686	$961,695
Valuation allowance	(1,076,686)	(961,695)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

On July 27, 2020, the Company issued a convertible promissory note for $220,000 resulting in proceeds of $200,000 and original issue discounts of $20,000.

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

Results of Operations - Six months ended June 30, 2020 versus 2019

We had general and administrative expenses of $624,591 for the six months ended June 30, 2020 versus $299,519 for the same period in 2019. The increase is mainly due to increases in software development costs (a $241,280 increase) and Arknet license fees (a $100,000 increase).

As is discussed in Note 7 to the financial statements, we had a gain of $105,000 on the McRae lawsuit settlement. We had no such gains in the previous year.

We had an increase in interest expense from $19,973 during the six months ended June 30, 2019 to $721,463 in the current period. The vast majority of the change was due to discount amortizations.

We had gains and losses on changes in the fair values of our derivatives of $1,069,877 (gain) and $301,036 (loss) for the six months ended June 30, 2020 and 2019, respectively. The gain in 2020 is almost entirely due to the redemptions resulting in the extinguishments of certain derivative liabilities.

We had an increase in the amount of losses associated with the conversion of convertible debt. During the six months ended June 30, 2020, we had $37,267 of such losses and $127,031 of such losses for the same period in the previous year. The increase is associated with the renegotiation of conversion prices on several of the conversions.

During the six months ended June 30, 2020, we had a foreign exchange gain of $16,137 versus a gain of $2,534 during the same period in 2019, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars. The US Dollar gained approximately 2% in value against the Australian Dollar during the six months ended June 30, 2020.

Our net comprehensive losses of $192,307 and $743,695 during the six months ended June 30, 2020 and 2019 are a result of the above items.

Results of Operations - Three months ended June 30, 2020 versus 2019

We had general and administrative expenses of $312,222 for the three months ended June 30, 2020 versus $169,299 for the same period in 2019. The increase is mainly due to increases in software development costs (a $124,000 increase) and Arknet license fees (a $50,000 increase).

We had an increase in interest expense from $65,852 (a gain in interest expense in 2019 resulting from a renegotiation of a certain convertible note in May, 2019 – see Note 6) to $559,544, an increase of $625,396. The vast majority of the change was due to discount amortizations.

We had losses on changes in the fair values of our derivatives of $168,436 and $359,396 for the three months ended June 30, 2020 and 2019, respectively. Most of the change results from different levels of convertible debts between the two periods.

We had an increase in the amount of losses associated with the conversion of convertible debt. During the three months ended June 30, 2020, we had $9,819 of such losses and $6,256 of such losses for the same period in the previous year. The increase is associated with the renegotiation of conversion prices on several of the conversions.

During the three months ended June 30, 2020, we had a foreign exchange loss of $87,108 versus a gain of $8,399 during the same period in 2019, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars. The US Dollar lost approximately 12% in value against the Australian Dollar during the second quarter of 2020.

Our net comprehensive losses of $1,137,129 and $460,700 during the three months ended June 30, 2020 and 2019 are a result of the above items.

 Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At June 30, 2020, the Company had $16,201 in current assets and current liabilities totaling $2,456,682. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2020. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then, there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES

A portion of the securities were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) of Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The investors did not enter into any of the transactions with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. No selling commissions were paid in connection with these transactions.

A portion of the securities were issued without registration under the Securities Act, by reason of the exemption from registration afforded by Rule 903 of Regulation S promulgated thereunder. In determining that the issuance of certain of such securities qualified for exemption in reliance on Regulation S, the Company relied on the following facts: each recipient represented that it is not a “U.S. Person” within the meaning of Regulation S under the Securities Act and that he, she or it would not sell the shares in the U.S. for a period of at least one year after purchase.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On July 22, 2020, the Arizona Corporation Arknet Inc filed a Form 3 with the SEC disclosing itself as an affiliate of the Company as a result of its acquisition of 100% of the Company’s Series E Preferred stock under the terms of a technology license agreement issued to Tautachrome by Arknet on October 17, 2018 which license was disclosed in Tautachrome’s 10KA for FY 2018, filed on April 18, 2019.

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

Tautachrome, Inc

Date: August 12, 2020	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

