Form 10-Q
period 2020-09-30
TAUTACHROME INC.
filed 2020-11-13
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2020, was 4,120,475,247.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	9/30/2020	12/31/2019
ASSETS
Current assets:
Cash	$153,283	$31,366
Prepaid expenses	-	403
Total current assets	153,283	31,769

Non-current assets:
Property, plant and equipment, net	43,447	-
TOTAL ASSETS	$196,730	$31,769

LIABILITIES
Accounts payable and accrued expenses	$505,717	$411,236
Accounts payable - related party	444,273	257,282
Loans from related parties	103,368	103,032
Convertible notes payable - related party, net	51,579	111,999
Short-term convertible notes payable, net	822,870	814,685
Convertible notes payable in default	32,000	32,000
Short-term notes payable	15,755	15,465
Derivative liability	2,132,619	2,365,367
Court judgment liability	-	250,000
Total current liabilities	4,108,181	4,361,066

Long-term convertible notes payable, net	-	158,156
Long-term convertible notes payable, related party, net	6,585	84,091
Total non-current liabilities	6,585	242,247

TOTAL LIABILITIES	4,114,766	4,603,313
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at September 30, 2020 and December 31, 2019	1,380	1,380
Series E Convertible Preferred Stock, par value $0.0001. 40,000,000 shares authorized, 40,000 and zero shares outstanding at September 30, 2020 and December 31, 2019, respectively	4	-
Series F Convertible Preferred Stock, par value $0.0001. 290,400 shares authorized, 290,397 and zero shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	30	-
Common stock, $0.00001 par value. 4.5 billion shares authorized. 4,120,475,247 and 3,504,460,889 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	41,205	35,045
Additional paid in capital	11,423,927	6,095,053
Common stock payable	336,584	2,066,584
Accumulated deficit	(15,803,532)	(12,867,645)
Effect of foreign currency exchange	82,366	98,039

TOTAL STOCKHOLDERS’ DEFICIT	(3,918,036)	(4,571,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$196,730	$31,769

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Online sales platform	$136	$-	$136	$-
Products	804	-	804	-
Other	-	206	-	206
Total revenues	940	206	940	206
Cost of sales	336	-	336	-
Gross profit	604	206	604	206
OPERATING EXPENSES
General and administrative	$445,053	$416,872	$153,285	$208,895
Research and development	636,805	315,299	303,982	223,757
Total operating expenses	1,081,858	732,171	457,267	432,652
Operating loss	(1,081,254)	(731,965)	(456,663)	(432,446)
OTHER INCOME / (EXPENSE)
Gain on litigation	105,000	-	-	-
Loss on settlement of debt	-	(100,327)	-	(101,657)
Interest expense	(928,059)	(417,044)	(206,596)	(397,071)
Change in value of derivatives	(994,307)	(1,126,787)	(2,064,184)	(825,751)
Loss on conversion of debt	(37,267)	(127,031)	-	-
Total other	(1,854,633)	(1,771,189)	(2,270,780)	(1,324,479)
Net income or (loss)	$(2,935,887)	$(2,503,154)	$(2,727,443)	$(1,756,925)
OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(15,673)	34,042	(31,810)	31,508
Net comprehensive income or (loss)	$(2,951,560)	$(2,469,112)	$(2,759,253)	$(1,725,417)
Net (loss) or income per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Fully diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
Basic	3,814,355,307	3,003,255,537	4,120,475,247	3,447,203,673
Fully diluted	3,814,355,307	3,003,255,537	4,120,475,247	3,447,203,673

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

December 31, 2018 to September 30, 2020

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid in	Stock	Other Comprehensive	Accumulated	Total Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, 12/31/18	1,932,483,910	$19,325	13,795,104	$1,380	-	$-	-	$-	$4,692,609	$1,919,927	$96,202	$(9,476,829)	$(2,747,386)

Shares issued for conversion of debt	1,551,562,038	15,516	-	-	-	-	-	-	686,054	-	-	-	701,570
Shares issued to settle claims	16,123,055	161	-	-	-	-	-	-	188,462	-	-	-	188,623
Shares issued for stock payable	4,291,886	43	-	-	-	-	-	-	26,238	(26,281)	-	-	-
Shares earned by consultants	-	-	-	-	-	-	-	-	-	172,938	-	-	172,938
Proceeds from officer stock sale	-	-	-	-	-	-	-	-	13,750	-	-	-	13,750
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	471,233	-	-	-	471,233
Imputed interest	-	-	-	-	-	-	-	-	16,707	-	-	-	16,707
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	1,837	-	1,837
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,390,816)	(3,390,816)
Balance, December 31, 2019	3,504,460,889	$35,045	13,795,104	$1,380	-	-	-	-	$6,095,053	$2,066,584	$98,039	$(12,867,645)	$(4,571,544)

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

December 31, 2018 to September 30, 2020

(Continued)

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid in	Stock	Other Comprehensive	Accumulated	Total Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Shares issued for conversion of debt	560,931,025	5,609	-	-	-	-	-	-	843,752	-	-	-	849,361
Shares issued for services	3,333,333	33	-	-	-	-	-	-	19,967	-	-	-	20,000
Shares issued for cash	1,750,000	18	-	-	-	-	-	-	3,482	-	-	-	3,500
Shares issued to settle legal claim	50,000,000	500	-	-	-	-	-	-	144,500	-	-	-	145,000
Issue Series E preferred shares	-	-	-	-	40,000	4	-	-	1,836,996	(1,837,000)	-	-	-
Issue Series F preferred shares	-	-	-	-	-	-	290,397	30	1,686,683				1,686,713
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	782,976	-	-	-	782,976
Beneficial conversion features of convertible notes	-	-	-	-	-	-	-	-		-	-	-	-
Shares earned by consultants	-	-	-	-	-	-	-	-	-	107,000	-	-	107,000
Imputed interest	-	-	-	-	-	-	-	-	10,518	-	-	-	10,518
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	(15,673)	-	(15,673)
Net income	-	-	-	-	-	-	-	-	-	-	-	(2,935,887)	(2,935,887)
Balance, September 30, 2020	4,120,475,247	$41,205	13,795,104	$1,380	40,000	$4	290,397	$30	$11,423,927	$336,584	$82,366	$(15,803,532)	$(3,918,036)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,935,887)	$(2,503,154)
Stock-based compensation	127,000	139,301
Loss on debt conversions	37,267	127,031
Gain on litigation	(105,000)	-
Capital contributed	-	13,750
Change in fair value of derivative	994,307	1,126,787
Loss on debt settlements	-	100,327
Amortization of discounts on notes payable	838,024	423,777
Imputed interest	10,518	12,456
Changes in operating assets and liabilities:
Prepaid expenses	403	(576)
Accounts payable and accrued expenses	175,447	(118,278)
Accounts payable - related party	195,000	-
Net cash used in operating activities	(662,921)	(678,579)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property, plant and equipment	(43,447)	-
Net cash used in investing activities	(43,447)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	3,500	-
Proceeds from convertible notes payable	440,000	892,700
Proceeds from convertible notes payable, related party	488,000	-
Proceeds from crypto-currency notes payable	-	(176,000)
Payment of expenses by related parties	36,172	-
Proceeds from related-party loans	2,417	26,000
Principal payments on related-party loans	(63,219)	(26,050)
Net cash provided by financing activities	906,870	716,650
Effect of exchange rate changes on cash and cash equivalents	(78,585)	34,042
Net increase/(decrease) in cash	121,917	72,113
Cash and equivalents - beginning of period	31,366	6,243
Cash and equivalents - end of period	$153,283	$78,356
SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$40,781
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$617,400	$720,182
Conversion of debt to common stock	$812,094	$480,413
Settlement of derivative liability	$1,844,455	$452,402
Shares issued for trade debts	$145,000	$38,623
Shares issued for stock payable	$1,837,000	$26,281
Conversion of debt to preferred stock, related party	$625,234	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended September 30, 2020. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2019, as reported in Form 10-K filed with the SEC filed on March 30, 2020.

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

Note 4 – Related Party Transactions

For the nine months ended September 30, 2020, we accrued $3,642 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at September 30, 2020 were $103,368 and $29,060, respectively. The outstanding balances of unpaid principal and interest at December 31, 2019 were $98,032 and $25,361, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $3,019 was recorded as additional paid-in capital for the nine months ended September 30, 2020. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the nine months ended September 30, 2020, we repaid $63,219 to Dr. Leonard. At September 30, 2020, the balanced owed Dr. Leonard is $15,755.

We also owe $69,973 to a Board member for convertible notes payable for loans he made to the company. The notes bear interest at 5% (10% after maturity) and may convert at $0.0025 per share (for $33,801 of the debt) and $.002 per share (for $36,172 of the debt). Unamortized discount and net liabilities at September 30, 2020 and 2019 are $29,981 and $44,992, respectively. Unpaid interest at that date amounts to $8,439.

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

On December 19, 2019, we issued a convertible promissory note in the amount of $60,000 to Arknet in exchange for that amount of proceeds. The note bears interest at 5% (10% after maturity), matures 18 months from the date of the note and can covert to common stock at $0.004 per share. We originally recorded a discount of $24,123 in 2019, amortizing $2,010 and $7,324 during 2019 and 2020, respectively. During the nine months ended September 30, 2020, we issued ten promissory notes to Arknet in the aggregate amount of $488,000. The notes mature between June 24, 2021 and January 15, 2022, bear interest at 5% (10% after maturity) and can convert to common stock between $0.00128 and $0.0040 per common share.

On September 1, 2020, we retired all twelve Arknet convertible notes by issuing 290,397 F Series Convertible Preferred shares (see Note 5). We reduced our liability to Arknet in the amount of $610,500 in principal and $14,735 in interest.

Note 5 – Capital

During the year ended December 31, 2019 we issued 1,571,976,979 shares as follows:

•	We issued 1,551,562,038 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $525,621 of principal, $44,418 of interest, and $4,500 of conversion fees and recorded a loss on conversion of $127,031. As part of these conversions, we retired $471,233 of associated derivative liabilities which we included in Additional Paid in Capital.
•	We issued 3,623,055 shares to a certain Australian individual who made baseless claims against the Company other than two existing convertible promissory notes which the Company acknowledged. Rather than engage in a prolonged international legal matter, we issued these shares in complete satisfaction of any and all claims against the Company. We valued the shares at their grant date fair value of $3,623, reduced unpaid principal and interest in the amount of $4,258 and $695, respectively, and recorded a $1,330 gain on this settlement.
•	We issued 12,500,000 shares to a previous supplier to retire trade debts in the amount of $35,000. We valued the shares at the grant date fair value of $185,000 and recorded a reduction of accounts payable of $35,000 and a loss on settlement of $150,000.
•	We issued 4,291,886 shares to a consultant to reduce our stock payable to them. We reduced the stock payable by $26,281 and recorded additional expense of $313. We recorded an additional stock payable to this consultant of $19,888 during the period.

During the nine months ended September 30, 2020, we issued

•	560,931,025 shares of common stock in conversion of $770,969 of principal and $41,125 of unpaid interest. We recorded losses of $37,267 upon conversions.
•	1,750,000 shares of common stock for $3,500 in cash.
•	50,000,000 shares of common stock to settle the McRae lawsuit (see Note 7).
•	3,333,333 shares of common stock for services. We valued the shares at their grant date fair values and included $20,000 in general and administrative expenses.

Additionally during the nine months ended September 30, 2020, we accrued $107,000, payable in common stock, to three consultants for services performed during the period. During the same period in 2019, we recorded $119,100 of such costs.

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

In September, 2020 we issued 290,397 Series F Preferred shares in retirement of twelve convertible promissory notes to Arknet. In so doing, we reduced our liability to them in the amount of $610,500 of principal and $14,735 in interest. Each share of Series F preferred is convertible into 1,000 shares of common stock. This series of preferred shares have the following rights, limitations, restrictions and privileges:

•	They are not entitled to dividends unless all other classes of dividends have been paid,
•	They are entitled to no liquidation rights, and
•	They have no voting rights.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the nine months ended September 30, 2020, we imputed $10,518 of such interest. For the same period in 2019, we imputed $12,456.

Other

During the nine months ended September 30, 2020, we increased our capital accounts by $782,976 resulting from the retirement of derivative liabilities associated with debt payoffs.

Note 6 – Debt

Loans from related parties

At September 30, 2020 we owed $103,368 in related-party loans consisting of $98,368 to the 22nd Trust and $5,000 owed to a related-party Board member .

We also owe $58,164 of convertible notes payable to a Board member for loans he made to the company. The additional $5,000 is treated as an advance. The notes bear interest at 5% and may convert at $0.0025 per share.

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

During the nine months ended September 30, 2020, we issued ten promissory notes to Arknet in the aggregate amount of $488,000. The notes mature between June 24, 2021 and January 15, 2022, bear interest at 5% (10% after maturity) and can convert to common stock between $0.00128 and $0.0040 per common share.

In September, 2020, we retired all twelve Arknet convertible notes by issuing 290,397 F Series Convertible Preferred shares (see Note 5). We reduced our liability to Arknet in the amount of $610,500 in principal and $14,735 in interest.

Short-term notes payable

At September 30, 2020, we owed AU$22,000 (US$15,755) to three Australian investors on promissory notes which contain no conversion privileges.

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

During the nine months ended September 30, 2020, we amortized $838,024 of debt discounts to interest expense and accrued $71,295 of interest on existing notes. Additionally during the nine months ended September 30, 2020, we issued 560,931,025 common shares to extinguish $770,081 and $42,016 of unpaid principal and interest, respectively, and recorded a loss on conversion of $37,267 in so doing.

At September 30, 2020, $32,000 of our third-party convertible notes payable were in default.

Convertible notes payable (excluding related-party convertible notes which is discussed in Note 4) at September 30, 2020 and December 31, 2019 and their classification into long-term, short-term and in-default were as follows:

	09/30/20	12/31/19
All convertible promissory notes
Unpaid principal	1,258,940	1,578,917
Discounts	(404,070)	(574,076)
Convertible notes payable, net	$854,870	$1,004,841

Classified as short-term
Unpaid principal balance	1,226,940	1,183,685
Discounts	(404,070)	(369,000)
Convertible notes payable - short-term, net	$822,870	$814,685

Classified as long-term
Unpaid principal balance	-	363,232
Discounts	-	(205,076)
Convertible notes payable - short-term, net	$-	$(158,156)

Classified as in default
Unpaid principal balance	32,000	32,000
Discounts	-	-
Convertible notes payable - short-term, net	$32,000	$32,000

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the nine months ended September 30, 2020, we imputed $10,518 of such interest. Of this amount, $3,019 is imputed on amounts owed to Jon Leonard, our Chief Executive Officer, and $7,499 was imputed on twenty eight outstanding loans in Australia.

Derivative liabilities

The above-referenced convertible promissory notes issued during the nine months ended September 30, 2020 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions.

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

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through September 30, 2020. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.00430 at 06/30/20 increased to $0.00830 by 09/30/20 and would fluctuate with the Company projected volatility.
•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.
•	The effective discounts rates estimated throughout the periods range from 37% to 42% with potentially an additional discount.
•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.
•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 183.7% – 192.7% (annualized over the term remaining for each valuation).
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.
•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.
•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on the instruments issued during the year ended December 31, 2019 range from 11% to 564%. The effective interest rates for the instruments issued during the nine months ended September 30, 2020 range from 7% to 203%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2019	$2,365,367
Changes due to new issuances	617,400
Changes due to extinguishments	(1,844,455)
Changes due to adjustment to fair value	994,307
Balance, September 30, 2020	$2,132,619

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

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	09/30/20	12/31/19

Net operating loss carry-forward	5,545,538	4,579,500

Deferred tax asset	$1,164,563	$961,695
Valuation allowance	(1,164,563)	(961,695)
Net future income taxes	$-	$-

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

Note 9 – Subsequent Events

Subsequent events have been evaluated through the date of this report.

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

Results of Operations - Nine months ended September 30, 2020 versus 2019

We had revenues of $940 for the nine months ended September 30, 2020 and cost of sales of $336 netting a gross profit of $604. We had $206 in revenues for the same period in 2019 and no corresponding cost of sales.

We had general and administrative expenses of $445,053 for the nine months ended September 30, 2020 versus $416,872 for the same period in 2019. These costs mainly consist of professional services, Arknet licensing fees and consulting costs.

Our research and development expenses amounted to $636,805 for the nine months ended September 30, 2020 versus $315,299 for the same period in 2019. The increase is due to more software development activity.

As is discussed in Note 7 to the financial statements, we had a gain of $105,000 on the McRae lawsuit settlement. We had no such gains in the previous year.

We had an increase in interest expense from $417,044 during the nine months ended September 30, 2019 to $928,059 in the current period. The vast majority of the change was due to discount amortizations.

We had losses on changes in the fair values of our derivatives of $994,307 and $1,126,787 for the nine months ended September 30, 2020 and 2019, respectively.

We had a decrease in the amount of losses associated with the conversion of convertible debt. During the nine months ended September 30, 2020, we had $37,267 of such losses and $127,031 of such losses for the same period in the previous year.

During the nine months ended September 30, 2020, we had a foreign exchange loss of $15,673 versus a gain of $34,042 during the same period in 2019, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars. The US Dollar gained approximately 2% in value against the Australian Dollar during the nine months ended September 30, 2020.

Our net comprehensive losses of $2,951,560 and $2,469,112 during the nine months ended September 30, 2020 and 2019 are a result of the above items.

Results of Operations - Three months ended September 30, 2020 versus 2019

We had revenues from our online store (MainSt.Shopping) of $940 and cost of sales of $336 for a net gross profit of $604. During the same period in 2019, we had $206 of such revenues and no cost of sales.

We had general and administrative expenses of $153,285 for the three months ended September 30, 2020 versus $208,895 for the same period in 2019.

Our research and development expenses increased due to increased development activity during the three months ended September 30, 2020 versus 2019. R&S costs were $303,982 and $223,757, respectively.

We had a decrease in interest expense from $397,071 to $206,596. The majority of the change was from decreased discount amortizations.

We had losses on changes in the fair values of our derivatives of $2,064,184 and $825,751 for the three months ended September 30, 2020 and 2019, respectively. Most of the change results from discount amortization on several of our convertible notes.

During the nine months ended September 30, 2020, we had a foreign exchange loss of $31,810 versus a gain of $31,508 during the same period in 2019, all of which are currency translation effects resulting from exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $2,759,253 and $1,725,417 during the three months ended September 30, 2020 and 2019 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At September 30, 2020, the Company had $153,283 in current assets and current liabilities totaling $4,108,181. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at September 30, 2020. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then, there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On July 22, 2020, the Arizona Corporation Arknet Inc filed a Form 3 with the SEC disclosing itself as an affiliate of the Company as a result of its acquisition of 100% of the Company’s Series E Preferred stock under the terms of a technology license agreement issued to Tautachrome by Arknet on October 17, 2018 which license was disclosed in Tautachrome’s 10-K/A for FY 2018, filed on April 18, 2019.

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

Tautachrome, Inc

Date: November 13, 2020	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

