Form 10-K
period 2020-12-31
TAUTACHROME INC.
filed 2021-03-30
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $13,418,542 (based on the closing price of $0.0043 on June 30, 2020 on the OTC Markets).

As of March 18, 2021, the registrant had 4,243,606,416 shares of its common stock outstanding.

Documents Incorporated by reference: None.

TAUTACHROME, INC.

FORM 10-K

For the Years Ended December 31, 2020 and 2019

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

1.

KlickZie ARknet technology business: Our licensed activity to develop and monetize a new augmented reality (“AR”) technology called “ARknet technology which permits goods and services providers to establish geolocated augmented reality interfaces, called ARks, allowing consumers to interact with inside info on the provider’s products, specials and discounts with live purchasing provided. A provider’s ARk may be located anywhere on earth, at a store location, or anywhere else the provider may desire. The ARknet is a fintech platform connecting consumers to providers in the global $48 trillion household purchasing market, using augmented reality as the medium of interaction.

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

For additional information, visit https://myarknet.io.

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

Shelved business activity

General app development and digital design activities that were being carried out under our wholly-owned Polybia Studios subsidiary, and our acquisition activities that were being carried out under our Appquisitions Division have been shelved for the time being.  Work on our PhotoSweep app has also been shelved in preference to a strict focusing on the KlickZie business activity.

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

PART II - OTHER INFORMATION

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our shares trade on the OTC PINK under the symbol “TTCM”.  The following table sets forth the high and low closing bid prices of our common stock for the last two calendar years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low
December 31, 2020	$0.0080	$0.0050
September 30, 2020	0.0065	0.0022
June 30, 2020	0.0065	0.0022
March 31, 2020	0.0134	0.0026
December 31, 2019	$0.0129	$0.0041
September 30, 2019	0.0289	0.0047
June 30, 2019	0.0088	0.0004
March 31, 2019	0.0016	0.0004

Holders

On December 31, 2020, the Company had approximately 585 stockholders of record, and approximately 7,004 beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, for a total of approximately 7,589 beneficial owners of shares of common stock.

Dividends

We have not declared or paid cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future.  The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, our operations, capital requirements, and overall financial condition.

Recent Sales of Equity Securities

•	We issued 560,931,025 shares in conversion of outstanding convertible promissory notes.
•	We issued 3,333,333 shares for services.
•	We issued 1,750,000 shares for cash.
•	We issued 50,000,000 shares to settle a legal claim.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2020 and December 31, 2019. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the fiscal years ended December 31, 2020 and December 31, 2019.

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

The Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2020 and December 31, 2019, have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. We had negative cash flows from operations of $90,344 and $1,014,724 for the years ended December 31, 2020 and 2019, respectively, with recurring losses and negative working capital of $3,867,587 and $4,329,297 as at December 31, 2020 and 2019, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations for the Years ended December 31, 2020, and 2019

Net Comprehensive Loss

The Company realized a net comprehensive loss of $2,874,525 for the year ended December 31, 2020 compared to a net comprehensive loss of $3,388,979 for the year ended December 31, 2019.

Revenue and Cost of Sales

The Company recognized $1,015 in revenue for the year ended December 31, 2020 versus $209 in 2019. The company has two sources of revenues:  the online sales platform in which we take a 2% fee for all merchant sales made on the platform and promotional products such a t-shirts.  Cost of sales were $371 for the year ended December 31, 2020 versus non in 2019.

Operating Expenses

The Company’s total operating expenses for the year ended December 31, 2020 were $1,625,789 compared to $1,171,816 for the year ended December 31, 2019, an increase of  $453,973, or 39%).

For the year ended December 31, 2020, the Company incurred general and administrative expenses of $607,274 compared to $617,877 for the year ended December 31, 2019, a decrease of $10,603 (2%) primarily attributable to increased software development activity offset by decreases in consulting costs . The following table sets out the material components of the Company’s general and administrative expenses for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
Category of General and Administrative Expense	2020	2019
Legal and accounting fees	$129,329	$272,447
Consulting	85,860	75,000
Other professional services	77,053	166,842
Office and occupancy costs	27,422	19,603
Arknet license fees	200,000	-
Advertising and promotion	64,764	49,967
Depreciation and amortization	3,621	-
Other	19,225	34,018
	$607,274	$617,877

Research and development

Research and development costs were $1,014,894 in 2020 versus $553,939 in 2019 owing to increased development activity.

Other Expenses

During the year ended December 31, 2020, we recorded a gain of $105,000 on our settlement of the McRae affair (See Note 6 to the financial statements).  We had no such gains in the previous year.

During the year ended December 31, 2019, we had losses on settlements of debt of $96,993.  We had no such losses in the current year.

The Company recorded $1,021,100 of interest expense during the year ended December 31, 2020 versus $568,828 during the previous year.  About $400,000 was due to an increase in discount amortization due to the introduction of derivative liabilities associated with the issuance of new convertible notes.

During the year ended December 31, 2019, we had $127,031 of losses on conversion of debt.  During 2020, we had 37,267 of such losses.

During the year ended December 31, 2020, we recorded loss on changes in the value of our derivative liabilities in the amount of $215,812 compared to a loss of $1,426,354 for the year ended December 31, 2019.

Other Comprehensive Loss

At each balance sheet date, transactions and balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in other comprehensive income. The Company recorded a translation loss of $80,201 for the year ended December 31, 2020, compared to a gain of $1,837 for the year ended December 31, 2019. These amounts are included in the Company’s statement of operations as foreign currency gain (loss) for the respective years.

Liquidity and Capital Resources

As of the date of this report, the Company has generated only $1,221 in revenue and is not profitable. The Company’s operations to date have been funded primarily by private placements of common stock and convertible notes, as well as by loans from its management and controlling stockholders.

As at December 31, 2020, the Company had $114,527 in cash and $3,982,114 in current liabilities resulting in a working capital deficit of $3,867,587. The Company is not currently able to maintain its operations through its existing cash balances and internally generated cash flows. Moreover, we have determined that the current capital structure of the Company is not adequate to fund its planned growth.

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

Operating Activities

During the year ended December 31, 2020, the Company used net cash of $910,344 in operating activities compared to $1,014,724 for the year ended December 31, 2019. The decrease was primarily attributable to decreased net losses.

The Company’s average monthly cash burn rate was $75,862 during the year ended December 31, 2020, compared to $84,560 for the year ended December 31, 2019. Subject to the success of the Company’s financing activities, we expect to increase operating activities in the coming year with a concomitant increase in the Company’s monthly burn rate. We will not be able to predict the increase to our burn rate until we have determined the outcomes of our financing activities.

Investing Activities

The Company purchased on hend-held self-positioning white light scanner system during the year ended December 31, 2020.  The original cost was $43,447.

Financing Activities

The Company received net cash of $1,125,215 from financing activities during the year ended December 31, 2020, consisting primarily from the issuance of convertible notes. During the year ended December 31, 2019, we received a net of $1,038,010 from financing activities which, again, we primarily from the issue of convertible notes.  We expect to continue our financing activities to fund our operations until such time as the Company’s technologies are commercialized and we generate revenue on a profitable basis.

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

Item 8.  Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tautachrome, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tautachrome, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes Payable and Derivative Liabilities

As discussed in Note 5, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price. Due to the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

Houston, TX

March 30, 2021

TAUTACRHOME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	12/31/2020	12/31/2019
ASSETS
Current assets:
Cash	$114,527	$31,366
Prepaid expenses	-	403
Total current assets	114,527	31,769

Non-current assets:
Property, plant and equipment, net	39,826	-
TOTAL ASSETS	$154,353	$31,769

LIABILITIES
Accounts payable and accrued expenses	$789,052	$411,236
Accounts payable - related party	510,313	257,282
Loans from related parties	104,762	103,032
Convertible notes payable - related party, net	50,094	111,999
Short-term convertible notes payable, net	999,406	814,685
Convertible notes payable in default	32,000	32,000
Short-term notes payable	16,957	15,465
Derivative liability	1,479,530	2,365,367
Court judgment liability	-	250,000
Total current liabilities	3,982,114	4,361,066

Long-term convertible notes payable, net	-	158,156
Long-term convertible notes payable, related party, net	10,080	84,091
Total non-current liabilities	10,080	242,247

TOTAL LIABILITIES	3,992,194	4,603,313
STOCKHOLDERS' DEFICIT
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at December 31, 2020 and 2019	1,380	1,380
Series E Convertible Preferred Stock, par value $0.0001. 40,000,000 shares authorized, 40,000 and zero shares outstanding at December 31, 2020 and 2019, respectively	4	-
Series F Convertible Preferred Stock, par value $0.00001. 290,400 shares authorized, 290,397 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	30	-
Common stock, $0.00001 par value. 4.5 billion shares authorized. 4,120,475,247 and 3,504,460,889 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	41,205	35,045
Additional paid in capital	11,427,087	6,095,053
Common stock payable	336,584	2,066,584
Accumulated deficit	(15,661,969)	(12,867,645)
Effect of foreign currency exchange	17,838	98,039

TOTAL STOCKHOLDERS' DEFICIT	(3,837,841)	(4,571,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$154,353	$31,769

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31
	2020	2019

REVENUES
Online sales platform	$149	$-
Products	866	206
Total revenues	1,015	206
Cost of sales	371	-
Gross profit	644	206

OPERATING EXPENSES
General and administrative	$607,274	$617,877
Depreciation expense	3,621	-
Research and development	1,014,894	553,939
Total operating expenses	1,625,789	1,171,816
Operating loss	(1,625,145)	(1,171,610)

OTHER INCOME / (EXPENSE)
Gain on litigation	105,000	-
Loss on settlement of debt	-	(96,993)
Interest expense	(1,021,100)	(568,828)
Change in value of derivatives	(215,812)	(1,426,354)
Loss on conversion of debt	(37,267)	(127,031)
Total other	(1,169,179)	(2,219,206)
Net loss	$(2,794,324)	$(3,390,816)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	(80,201)	1,837
Net comprehensive loss	$(2,874,525)	$(3,388,979)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	3,891,303,488	3,125,254,373

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC.  AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

From December 31, 2018 to December 31, 2020

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, 12/31/18	1,932,483,910	$19,325	13,795,104	$1,380	-	$-	-	$-	$4,692,609	$1,919,927	$96,202	$(9,476,829)	$(2,747,386)

Shares issued for conversion of debt	1,551,562,038	15,516	-	-	-	-	-	-	686,054	-	-	-	701,570
Shares issued to settle claims	16,123,055	161	-	-	-	-	-	-	188,462	-	-	-	188,623
Shares issued for stock payable	4,291,886	43	-	-	-	-	-	-	26,238	(26,281)	-	-	-
Shares earned by consultants	-	-	-	-	-	-	-	-	-	172,938	-	-	172,938
Capital contributed	-	-	-	-	-	-	-	-	13,750	-	-	-	13,750
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	471,233	-	-	-	471,233
Imputed interest	-	-	-	-	-	-	-	-	16,707	-	-	-	16,707
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	1,837	-	1,837
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,390,816)	(3,390,816)
Balance, December 31, 2019	3,504,460,889	$35,045	13,795,104	$1,380	-	-	-	-	$6,095,053	$2,066,584	$98,039	$(12,867,645)	$(4,571,544)

Shares issued for conversion of debt	560,931,025	5,609	-	-	-	-	-	-	843,752	-	-	-	849,361
Shares issued for services	3,333,333	33	-	-	-	-	-	-	19,967	-	-	-	20,000
Shares issued for cash	1,750,000	18	-	-	-	-	-	-	3,482	-	-	-	3,500
Shares issued to settle legal claim	50,000,000	500	-	-	-	-	-	-	144,500	-	-	-	145,000
Issue Series E preferred shares	-	-	-	-	40,000	4	-	-	1,836,996	(1,837,000)	-	-	-
Issue Series F preferred shares	-	-	-	-	-	-	290,397	30	625,235	-	-	-	625,265
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	1,844,424	-	-	-	1,844,424
Beneficial conversion features of convertible notes	-	-	-	-	-	-	-	-		-	-	-	-
Shares earned by consultants	-	-	-	-	-	-	-	-	-	107,000	-	-	107,000
Imputed interest	-	-	-	-	-	-	-	-	13,678	-	-	-	13,678
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	(80,201)	-	(80,201)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,794,324)	(2,794,324)
Balance, December 31, 2020	4,120,475,247	$41,205	13,795,104	$1,380	40,000	$4	290,397	$30	$11,427,087	$336,584	$17,838	$(15,661,969)	$(3,837,841)

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,794,324)	$(3,390,816)
Stock-based compensation	127,000	172,938
Depreciation, depletion and amortization	3,621	-
Loss on debt conversions	37,267	127,031
Gain on litigation	(105,000)	-
Capital contributed	-	13,750
Change in fair value of derivative	215,812	1,426,354
Loss on debt settlements	-	96,993
Amortization of discounts on notes payable	902,653	575,602
Imputed interest	13,678	16,707

Changes in operating assets and liabilities:
Prepaid expenses	403	(403)
Accounts payable and accrued expenses	428,546	(87,880)
Accounts payable - related party	260,000	-
Accrued compensation	-	35,000
Net cash used in operating activities	(910,344)	(1,014,724)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property, plant and equipment	(43,447)	-
Net cash used in investing activities	(43,447)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	3,500	-
Proceeds from convertible notes payable	660,000	1,092,700
Proceeds from convertible notes payable, related party	488,000	123,476
Principal payments on convertible notes payable	-	(176,000)
Payment of expenses by related parties	36,172	-
Proceeds from related-party loans	2,417	26,000
Principal payments on related-party loans	(64,874)	(28,166)
Net cash provided by financing activities	1,125,215	1,038,010

Effect of exchange rate changes on cash and cash equivalents	(88,263)	1,837

Net increase/(decrease) in cash	83,161	25,123
Cash and equivalents - beginning of period	31,366	6,243
Cash and equivalents - end of period	$114,527	$31,366

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$40,781
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$617,400	$1,044,749
Conversion of debt to common stock	$812,094	$574,539
Settlement of derivative liability	$1,844,424	$471,233
Shares issued for trade debts	$145,000	$38,623
Shares issued for stock payable	$1,837,000	$26,281
Conversion of debt to preferred stock, related party	$625,265	$-

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

Our Business

Tautachrome operates in the internet applications space, uniquely exploiting the technologies of the Augmented Reality (AR) sector and the smartphone trusted imagery sector, with granted and pending patents in both sectors.  The Company has completed development of a fully integrated mobile commerce app and platform, the ARknet app and platform, able to host consumers and their social interaction and businesses selling to those consumers, all facilitated by advanced 3D augmented reality interfaces for purchasing and interacting. In addition, we have high-speed blockchain technologies in development in support of frictionless sales, including supporting the creation and sale of blockchain tokens (NFTs) representing unique digital imagery assets owned by the Arknet platform participants.  These technologies are being rolled out beginning in the US and aiming for a global operation.

The ARknet platform

The ARknet mobile platform is designed to provide a fully integrated and untethered mobile experience, where untethering means moving from the physical screen of a PC or mobile device to a virtual screen through our augmented reality technology. Fully integrated means consumers can seamlessly and intuitively reach any provider or any friend for any purpose without leaving the platform. Tautachrome’s MainSt campaign, kicked off in September 2020, was built to integrate the nation’s devasted small retail businesses onto the ARknet platform in such a way that with a single sign-on, a customer can buy from any business on the platform, achieving fast and seamless business integration across any number of businesses (https://mainst.shopping). And in Q1 2021 the ARknet app releases 1.8.2 through 1.8.6 completed the integration onto the platform of essential social features such as sharing, following, posting, meetups and chat, for a gentle marriage of business with social, and in addition added advanced 3D AR features.

Download the ARknet app for Android

https://play.google.com/store/apps/details?id=com.honeycombarchive.ARknet

Download the ARknet app for iOS

https://apps.apple.com/us/app/ARknet/id1466870072

Non fungible tokens (“NFTs”), a technology captured in the Company’s long standing patents

NFTs, tradeable blockchain tokens each representing a unique digital asset, are the new rage in the marketing of digital imagery. But to Tautachrome, blockchain NFTs are nothing new. Our patents teach capturing the uniqueness of digital imagery and certifying its authenticity with an Authentication Centric Entity, an ACE. When the ACE is a blockchain, the certificate of authenticity is a token on the blockchain, namely an NFT. Tautachrome’s ACE is the first fully described imagery certification system that reflects all the attributes of an NFT on a blockchain.

Dr. Jon N Leonard, Tautachrome CEO states “An NFT, being a tradeable asset that represents a real digital entity, is a trustable trading asset only to the extent that the entity it represents is secure and its unique identity is reliably authenticable. Unfortunately, in today’s hot NFT market, NFTs have been sold claiming to represent unique art, without any means for proving the authenticity of the claim. That is a sure way to destabilize the NFT market, and it is the reason that security and authenticity are built into the Company’s processes so as to automatically guarantee these crucial NFT features.” In an opinion provided to the Company, Benjamin Urcia, the Company’s patent attorney for nearly a decade, stated as follows regarding the Company’s three imagery authentication and validation patents: “The three authentication/validation patents each covers the concept of capturing and storing images in a way that enables subsequent verification of their authenticity and uniqueness. Although the term “non fungible token” was not coined at the time the authentication/validation patents were filed [2013], the patents cover method steps that are essential to the creation of any authenticable token that is used to verify a unique captured image, including tokens that are stored in a blockchain, that is, NFTs.”

Business avenues

Tautachrome is currently pursuing three main avenues of business activity based on our patented activated imaging technology, our blockchain cryptocurrency products, and our licensing of the patent pending ARk technology (together banded “KlickZie” technology):

1.

KlickZie ARk technology business: The Company has licensed and is developing the augmented reality platform branded ARknet. ARknet enables goods and services providers to establish geolocated augmented reality interfaces, called ARks, allowing consumers to purchase the provider’s products and take advantage of its specials and discounts, using the ARk. A provider’s ARk may be located anywhere in the world, from a store location to anyplace else the provider may desire. The ARknet is a fintech platform using augmented reality as the medium of interaction connecting consumers to providers in the global household goods market now estimated at $52.8 trillion annually.

2.

KlickZie’s blockchain cryptocurrency-based ecosystem: The Company has developed its own digital currency (“KLK”), smart contracts using KLKs, high speed blockchain concepts aimed at supporting fast frictionless transactions within the ARknet, and NFTs representing unique digital assets that may be traded on the blockchain.

3.

KlickZie Activated Digital Imagery business: The Company is developing processes to exploit our patented KlickZie trusted imaging technology and our patented trusted image-based social interactions using the pictures and videos that smartphone users create. Trusted imagery and user imagery-based interactions are expected to be widely used within the ARknet.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents.  The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.  There were no cash equivalents as of December 31, 2020 and 2019.

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

At December 31, 2020 and 2019, we had total liabilities of $2,512,664 and $2,237,946, respectively.  Of this amount, only the derivative liabilities of $1,479,530 and 2,365,367, respectively ,were calculated using level 3 inputs.  All other liabilities were calculated using level 1 inputs.

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

See Note 7 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2020 and 2019.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $910,344 and $1,014,724 for the years ended December 31, 2020 and 2019, respectively, and have experienced recurring losses, and negative working capital at December 31, 2020 and 2019.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 3 – Related Party Transactions

For the year ended December 31, 2020, we accrued $4,887 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our former Chief Executive Officer, Micheal Nugent.  The outstanding balances of unpaid principal and interest at December 31, 2020 and 2019 were $99,762 and $30,553, respectively.

Additionally, we owe the Trust $17,906 in expense advances made in previous fiscal years which are not accruing interest.

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

As of December 31, 2020, we have accrued the $200,000 initial license and annual maintenance fees.

During the year ended December 31, 2019, the company entered into an arrangement with a ARknet whereby the holder of the Crypto-note was paid in common shares of Arknet.  We reclassified the $100,000  Crypto-note to an advance by the Company to ARknet.

The Company has an employment agreement with Dr. Jon Leonard, the Company’s Chief Executive Officer at a compensation rate of $60,000 (which increases 5% per year) and six weeks per year of paid vacation.  Payment and vacation benefits began to accrue in June, 2019.  For the year ended December 31, 2020, we accrued $60,000 pursuant to this employment agreement and owe him $95,000 of unpaid compensation at December 31, 2020.

Between October 1, 2019 and July 15,2020, we borrowed $610,500 from Arknet, a related party.  On September 1, 2020, we retired all twelve Arknet convertible notes by issuing 290,397 F Series Convertible Preferred shares (see Note 4).  We reduced our liability to Arknet in the amount of $610,500 in principal and $14,735 in interest.

At December 31, 2020,  Accounts Payable – Related Party was comprised of the following:

•	$95,000 of accrued salary owed to our Chief Executive Officer
•

$400,000 due to Arknet. $300,000 of this amount was due to our technology lease obligations to them and $100,000 was due to the conversion of a crypto-note payable, written in 2018 and converted to Arknet debt in 2019

•	$13,998 of unreimbursed expenses paid on behalf of the Company by the 22nd Trust in previous years.
•	$1,315 of other accrued related-party expenses.

At December 31, 2020,  Loans from Related Parties was comprised of the following:

•	A $5,000 advance to the Company in 2018 that has not been formalized into a promissory note.
•	$80,107 of debts to Michael Nugent, our former Chief Executive Officer for conversion of 39,312 Convertible Preferred Class B shares in 2015.
•	Cash Loans from the 22nd Trust in the amount of $19,655 made through 2015.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N. Leonard under which the Company may borrow such money from Dr. Leonard as Dr. Leonard in his sole discretion is willing to loan.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share.  Also, because this loan is a no-interest loan, an imputed interest expense of $3,316 was recorded as additional paid-in capital for the year ended December 31, 2020.  The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the year ended December 31, 2019, we borrowed $2,218 from and repaid $64,874.12 to Dr. Leonard.   At December 31, 2020, the balanced owed Dr. Leonard is $16,517.

We also owe $33,801, less discounts of $224 to another officer for loans he made to the company.  The notes bear interest at 5% and may convert at $0.0025 per share.

Note 4 – Capital

Common Stock

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

During the year ended December 31, 2020, we issued 616,014,358 shares as follows:

•

We issued 560,931,025 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $770,081 of principal, $42,016 of interest, and recorded a loss on conversion of $37,267. As part of these conversions, we retired $782,972 of associated derivative liabilities which we included in Additional Paid in Capital.

•	1,750,000 shares of common stock for $3,500 in cash.
•	50,000,000 shares of common stock to settle the McRae lawsuit (see Note 6).
•	3,333,333 shares of common stock for services. We valued the shares at their grant date fair values and included $20,000 in general and administrative expenses.

Stocks Payable

•

We maintain a stock payable for an individual who wished to convert to $2,142,857 shares but is delaying receipt for tax reasons. The dollar balance in the Stock Payable account for this individual is $10,586.12.

•	We accrued $3,862.50 to a consultant pursuant to their contract with us. The total amount of shares due to this consultant at December 31, 2020 is 3,655,666 represented as $28,300 in stock payable.
•	We accrued $98,575 to another consultant for development services. As of December 31, 2020, we owe 62,261,472 in stock represented by $247,075 in the Stock Payable account.
•	We reduced our stock payable to Arknet in the amount of $1,837,000 by issuing 40,000 Preferred E shares.
•	We accrued $20,000 to a consultant for services and subsequently traded them for 3,333,333 common shares.
•	We accrued $4,563 for development-related activities. The dollar balances in the Stock Payable account at December 31, 2020 is $4,563. The number of shares convertible in indeterminable at this time.
•	We retired $145,000 of a legal liability relating to the McRae affair (see Note 6) in exchange for 50,000,000 common shares.

On July 11, 2019, our CEO and Board Chairman contributed $13,750 to the company which was accounted for as additional paid in capital.

Imputed Interest

Several of our loans were made without any nominal interest.  As such, we imputed interest at 8% to these loans, crediting Additional Paid in Capital and charging Interest Expense.  For the year ended December 31, 2020 and 2019, these amounted to  $13,678 and $16,707, respectively.

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

In September, 2020 we issued 290,397 Series F Preferred shares in retirement of twelve convertible promissory notes to Arknet.  In so doing, we reduced our liability to them in the amount of $610,500 of principal and $14,735 in interest.  Each share of Series F preferred is convertible into 1,000 shares of common stock.  This series of preferred shares have the following rights, limitations, restrictions and privileges:

•	They are not entitled to dividends unless all other classes of dividends have been paid,
•	They are entitled to no liquidation rights, and

Note 5 - Debt

Our debt in certain categories went from $3,934,795 at December 31, 2019 to $2,692,829 at December 31, 2020 as follows:

	12/31/20	12/31/19
Loans from related parties	$104,762	$103,032
Convertible notes payable, related party	50,094	111,999
Short-term convertible notes payable, net	999,406	814,685
Convertible notes payable in default	32,000	32,000
Short-term notes payable	16,957	15,465
Court Judgment liability	-	250,000
Derivative liability	1,479,530	2,365,367
Long-term convertible notes payable, net	-	158,156
Long-term convertible notes payable, related party	10,080	84,091
Totals	$2,692,829	$3,934,795

Loans from related parties

Loans from related parties consists of a $5,000 advance made by an officer of the Company and $99,762 owed to the Twenty-Second Trust.

We also owe $69,973 to another officer for loans he made to the company.  The notes bear interest at 5% and may convert at $0.0025 per share.

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

28

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

•

On July 22, 2019, we issued a convertible note in the amount of $162,750, receiving proceeds of $150,000 with an original issue discount of $12,50. The note matures on July 22, 2020 and bears interest at 8% (24% of unpaid interest and principal after maturity). This note may convert to common stock at 63% of the lowest closing bid price for the twenty trading days prior to conversion.

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

During the year ended December 31, 2020 we had the following debt activity:

•

We issued ten convertible promissory notes to a Arknet, a related party, with aggregate proceeds of $488,000. The notes mature at various times during 2021 and bear interest at 5%. In September 2020, we issued 290,397 Series F Preferred Stock (See Note 4) in retirement of all ten of these promissory notes, plus two written in 2019 in the aggregate amount of $122,500.

•

We issued two convertible promissory notes to a related party in the aggregate amount of $36,172 in exchange for expenses paid on behalf of the Company. The notes mature on October 2, 2021 and bear interest at 5% (rate upon default: 10%). These notes have a conversion price of $0.002 per share.

•

On July 21, September 2 and December 10, 2020, we issued three convertible promissory notes in the aggregate amount of $660,000, receiving $600,000 in proceeds. The notes mature on July 27, September 2 and December 10, 2021 and bear interest at 8% (24% default rate). They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion.

At December 31, 2020, our convertible notes payable had the following balances:

	Gross	Discount	Net
Convertible notes payable - related party	50,318	$(224)	$50,094
Short-term convertible notes payable	1,487,919	(488,513)	999,406
Convertible notes payable in default	32,000	-	32,000
Long-term convertible notes payable, related party	36,172	(26,092)	10,080

Totals	$1,606,409	$(514,829)	$1,091,580

And was comprised of the following detail:

				December 31, 2020
Note No.	Description	Note Date	Maturity Date	Unpaid Principal	Discount	Net

	107 Australian notes	Various	On demand	$577,889	$-	$577,889
2701	Third party note	09/17/15	On demand	10,000	-	10,000
2703	Third party note	09/03/15	On demand	10,000	-	10,000
2704	Third party note	08/26/15	On demand	5,000	-	5,000
2707	Third party note	08/27/15	On demand	5,000	-	5,000
2709	Third party note	03/19/16	On demand	5,000	-	5,000
2713	Third party note	10/12/16	04/05/18	28,000	-	28,000
2714	Third party note	12/02/16	05/26/18	2,000	-	2,000
2715	Third party note	12/02/16	05/26/18	2,000	-	2,000
2716	Third party note	12/21/16	On demand	3,500	-	3,500
2721	Related-party note	10/13/17	On demand	5,000	-	5,000
2728	Related-party note	08/02/18	On demand	27,825	-	27,825
2729	Third party note	10/19/18	On demand	30,000	-	30,000
2731	Third party note	01/23/19	On demand	1,475	-	1,475
2732	Third party note	01/16/19	On demand	4,000	-	4,000
2733	Third party note	04/15/19	On demand	5,000	-	5,000
2734	Third party note	04/29/19	On demand	5,331	-	5,331
2735	Third party note	05/10/19	On demand	5,000	-	5,000
2736	Third party note	05/24/19	On demand	5,000	-	5,000
2740	Third party note	05/13/19	On demand	5,725	-	5,725
2743-1	Third party note	08/06/19	On demand	50,000	-	50,000
2743-2	Third party note	08/06/19	On demand	50,000	-	50,000
2743-3	Third party note	08/06/19	On demand	50,000	-	50,000
2745	Related-party note	10/18/19	On demand	974	(224)	750
2752	Related-party note	04/02/20	On demand	18,848	(13,517)	5,331
2753	Related-party note	04/02/20	On demand	17,324	(12,575)	4,749
2760	Third party note	07/27/21	07/27/21	220,000	(178,425)	41,575
2761	Third party note	09/02/20	09/02/21	220,000	(170,633)	49,367
2762	Third party note	12/09/20	12/10/21	220,000	(139,455)	80,545
2510	Related-party note			16,518	-	16,518
				$1,606,409	$(514,829)	$1,091,580

During the year ended December 31, 2020 and 2019, we amortized $902,653 and $575,602, respectively of debt discounts to interest expense, accrued $102,659 and 117,035, respectively of interest and paid interest of $0 and $40,781, respectively on existing notes.

At December 31, 2020, $58,056 of our convertible notes payable were in default.

Convertible notes payable (excluding related-party convertible notes which is discussed in Note 3 and above) at December 31, 2020 and 2019 and their classification into long-term,  short-term and in-default were as follows:

	12/31/20	12/31/19
All convertible promissory notes
Unpaid principal	1,519,919	1,578,917
Discounts	(488,513)	(574,076)
Convertible notes payable, net	$1,031,406	$1,004,841

Classified as short-term
Unpaid principal balance	1,487,919	1,183,685
Discounts	(488,513)	(369,000)
Convertible notes payable - short-term, net	$999,406	$814,685

Classified as long-term
Unpaid principal balance	-	363,232
Discounts	-	(205,076)
Convertible notes payable - short-term, net	$-	$158,156

Classified as in default
Unpaid principal balance	32,000	32,000
Discounts	-	-
Convertible notes payable - short-term, net	$32,000	$32,000

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

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through December 31, 2020. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.00830 to $0.00630 in this period would fluctuate with the Company projected volatility.
•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.
•	The effective discounts rates estimated throughout the periods range from 37% to 42% with potentially an additional discount.
•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.
•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 111.0% – 185% (annualized over the term remaining for each valuation).
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.
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

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt).  We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation.  The effective interest rates on the twenty instruments issued during the year  ended December 31, 2019 range from 7% to 564%. The effective interest rates for the fifteen  instruments issued during the year ended December 31, 2020 range from 7% to 345%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments.  At December 31, 2020, we determined the fair value of these derivatives were $1,479,530.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2019	$2,365,367
Changes due to new issuances	742,775
Changes due to extinguishments	(1,844,424)
Changes due to adjustment to fair value	215,812
Balance, December 31, 2019	$1,479,530

Note 6 – Litigation Gains and Losses

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

Note 7 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	12/31/20	12/31/19
Net operating loss carry-forward	$6,114,681	$4,579,500

Deferred tax asset	$1,284,083	$961,695
Valuation allowance	(1,284,083)	(961,695)
Net future income taxes	$-	$-

Deferred taxes for 2020 and 2019 are calculated using a marginal tax rate of 21%.

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

Note 8 – Subsequent Events

In February, 2021, we issued a convertible promissory note in the amount of $220,000, receiving $200,000 of proceeds.

As of March 17, 2021, we issued 123,131,169 common shares in partial retirement of a convertible note.

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

As of December 31, 2020, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of December 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of December 31, 2020, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position(s)	Age	Held Position(s) Since

Dr. Jon N. Leonard	President	79	May 21, 2015
	Chief Executive Officer Director
	Chief Financial Officer
	Director

David LaMountain	Director	35	October 10, 2019
	Chief Operations Operator

Aasim Saied	Director	39	April 16, 2018

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

Board of Directors and Committees

At December 31, 2020, our Board of Directors presently consisted of three members:  Dr. Jon Leonard, David LaMountain and Aasim Saied. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions, and provide that the Board of Directors may be expanded by Board action.  All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors.  The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

Delinquent Section 16(a) Reports

The following table identifies each person who, at any time during the fiscal year ended December 31, 2020, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Dr. Jon Leonard	0	0	0
David LaMountain	0	0	0

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

Item 11.  Executive Compensation

Summary Compensation

Except for the employment agreement for CEO Dr. Jon N Leonard described below, during the years ended December 31, 2020 and 2019, no salary, bonus or other compensation was awarded, earned or paid to the Company’s executive officers for any service rendered in any capacity to the Company.

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

	Common			Preferred D [1]		Preferred E [5]		Preferred F [7]		% Total Voting, All
Name of Beneficial Owner	Shares		%[2]	Shares	%[3]	Shares	%	Shares	%[6]	Classes

5% Owners
Twenty Second Trust	253,428,790		6.0%	926,139	6.7%	-	-	-	-	4.5%
Nugent Bros. Trust	250,000,000		5.9%	-	-	-	-	-	-	3.2%
Arknet, Inc. (AZ Corp.)	-		-	-	-	40,000	100.0%	290,397	100.0%	28.6%

Officers and Directors
Dr. Jon Leonard	379,097,992	[4]	8.9%	10,093,306	73.2%	-	-	-	-	18.0%
David LaMountain	43,280,757		1.0%	-	-	-	-	-	-	0.6%

Directors and Officers as a Group	422,378,749		10.0%	10,093,306	73.2%	-	-	-	-	18.6%

(1)	Each outstanding share of Preferred D stock entitles the holder thereof to 100 votes on all matters submitted to a vote of the Company’s stockholders.
(2)	Based on an aggregate of 4,243,606,416 shares of common stock outstanding at March 21, 2021.
(3)	Based on an aggregate of 13,795,104 shares of preferred D stock outstanding at March 21, 2021.
(4)	Common stock holdings includes 126,166,322 shares of common stock held by California Molecular Electronics Corp., of which Dr. Leonard is the sole officer and director.
(5)	Each Preferred E share has the voting rights of all other voting shares combined, multiplied by 0.00001.
(6)	Based on an aggregate of 40,000 shares of preferred E stock outstanding at March 21, 2021.
(7)	Based on an aggregate of 290,397 shares of preferred F outstanding at March 21, 2021.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For the years ended December 31, 2020 and 2019, certain related parties made cash payments to the Company and the Company made cash payments to the related parties (see Note 3 to the financial statements).

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14.  Principal Accountant Fees and Services

Audit and Review Fees.  We paid M&K, CPAS, PLLC for audit and review fees of $29,550 for 2020 and $32,500 for 2019.

Tax Fees.  We have not paid any money for tax related services.

All Other Fees.   We have not paid any money for other fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Roadships Holdings, Inc. filed as exhibit 3.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
3.2	Bylaws of Roadships Holdings, Inc. filed as exhibit 3.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
3.3	Amended and Restated Certificate of Incorporation filed with our Form 8-K filed November 5, 2015 and incorporated herin by reference.
21.1*	Subsidiaries of the registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1*	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. section 1350)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc.

Date: March 30, 2021	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard
Chairman, Chief Executive Officer and Chief Financial Officer

Date: March 30, 2021	By:	/s/ David LaMountain
David LaMountain
Director, Chief Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

