Form 10-Q
period 2021-03-31
TAUTACHROME INC.
filed 2021-05-17
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of April 23, 2021, was 4,243,606,416.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	3/31/2021	12/31/2020
ASSETS
Current assets:
Cash	$91,815	$114,527
Total current assets	91,815	114,527

Non-current assets:
Property, plant and equipment, net	36,205	39,826
TOTAL ASSETS	$128,020	$154,353

LIABILITIES
Accounts payable and accrued expenses	$887,994	$789,052
Accounts payable - related party	560,132	510,313
Loans from related parties	104,520	104,762
Convertible notes payable - related party, net	35,570	50,094
Short-term convertible notes payable, net	1,019,500	999,406
Convertible notes payable in default	32,000	32,000
Short-term notes payable	16,749	16,957
Derivative liability	3,258,117	1,479,530
Total current liabilities	5,914,582	3,982,114

Long-term convertible notes payable, related party, net	15,666	10,080
Total non-current liabilities	15,666	10,080

TOTAL LIABILITIES	5,930,248	3,992,194
STOCKHOLDERS' DEFICIT
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,380	1,380
Series E Convertible Preferred Stock, par value $0.0001. 40,000 shares authorized, 40,000 shares outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Series F Convertible Preferred Stock, par value $0.00001. 290,397 shares authorized, 290,397 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	30	30
Common stock, $0.00001 par value. 4.5 billion shares authorized. 4,243,606,416 and 4,120,475,247 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	42,436	41,205
Additional paid in capital	12,135,984	11,427,087
Common stock payable	336,584	336,584
Accumulated deficit	(18,347,863)	(15,661,969)
Effect of foreign currency exchange	29,217	17,838

TOTAL STOCKHOLDERS' DEFICIT	(5,802,228)	(3,837,841)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128,020	$154,353

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

REVENUES
Online sales platform	$15	$-
Products	115	-
Total revenues	130	-
Cost of sales	35	-
Gross profit	95	-

OPERATING EXPENSES
General and administrative	$154,376	$152,137
Depreciation expense	3,621	-
Research and development	200,775	160,232
Total operating expenses	358,772	312,369
Operating loss	(358,677)	(312,369)

OTHER INCOME / (EXPENSE)
Gain on litigation	-	105,000
Loss on settlement of debt	-	-
Interest expense	(423,770)	(161,919)
Change in value of derivatives	(1,903,447)	1,238,313
Loss on conversion of debt	-	(27,448)
Total other	(2,327,217)	1,153,946
Net loss	$(2,685,894)	$841,577

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	11,379	103,245
Net comprehensive income or (loss)	$(2,674,515)	$944,822

Net (loss) or income per common share
Basic	$(0.00)	$0.00
Diluted	(0.00)	0.00

Weighted average shares outstanding
Basic	4,179,712,976	3,505,021,996
Diluted	4,179,712,976	4,345,209,628

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

December 31, 2019 to March 31, 2021

(Unaudited)

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional		Other Comprehensive		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Income (Loss)	Accumulated Deficit	Equity / (Deficit)
Balance, December 31, 2019	3,504,460,889	$35,045	13,795,104	$1,380	-	-	-	-	$6,095,053	$2,066,584	$98,039	$(12,867,645)	$(4,571,544)

Shares issued for conversion of debt	560,931,025	5,609	-	-	-	-	-	-	843,752	-	-	-	849,361
Shares issued for services	3,333,333	33	-	-	-	-	-	-	19,967	-	-	-	20,000
Shares issued for cash	1,750,000	18	-	-	-	-	-	-	3,482	-	-	-	3,500
Shares issued to settle legal claim	50,000,000	500	-	-	-	-	-	-	144,500	-	-	-	145,000
Issue Series E preferred shares	-	-	-	-	40,000	4	-	-	1,836,996	(1,837,000)	-	-	-
Issue Series F preferred shares	-	-	-	-	-	-	290,397	30	625,235	-	-	-	625,265
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	1,844,424	-	-	-	1,844,424
Beneficial conversion features of convertible notes	-	-	-	-	-	-	-	-		-	-	-	-
Shares earned by consultants	-	-	-	-	-	-	-	-	-	107,000	-	-	107,000
Imputed interest	-	-	-	-	-	-	-	-	13,678	-	-	-	13,678
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	(80,201)	-	(80,201)
Net income	-	-	-	-	-	-	-	-	-	-	-	(2,794,324)	(2,794,324)
Balance, December 31, 2020	4,120,475,247	$41,205	13,795,104	$1,380	40,000	$4	290,397	$30	$11,427,087	$336,584	$17,838	$(15,661,969)	$(3,837,841)

Shares issued for conversion of debt	123,131,169	1,231	-	-	-	-	-	-	456,369	-	-	-	457,600
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	249,704	-	-	-	249,704
Imputed interest	-	-	-	-	-	-	-	-	2,824	-	-	-	2,824
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	11,379	-	11,379
Net income	-	-	-	-	-	-	-	-	-	-	-	(2,685,894)	(2,685,894)
Balance, March 31, 2021	4,243,606,416	$42,436	13,795,104	$1,380	40,000	4	290,397	30	$12,135,984	$336,584	$29,217	$(18,347,863)	$(5,802,228)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,685,894)	$841,577
Stock-based compensation	-	22,412
Depreciation, depletion and amortization	3,621	-
Loss on debt conversions	-	27,448
Gain on litigation	-	(105,000)
Change in fair value of derivative	1,903,447	(1,238,313)
Amortization of discounts on notes payable	389,855	128,166
Imputed interest	2,824	3,839

Changes in operating assets and liabilities:
Prepaid expenses	-	166
Accounts payable and accrued expenses	102,580	(3,141)
Accounts payable - related party	50,000	(184)
Net cash used in operating activities	(233,567)	(323,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	208,000	285,000
Payment of expenses by related parties	6,000	-
Proceeds from related-party loans	-	2,115
Principal payments on related-party loans	(20,748)	(23,918)
Net cash provided by financing activities	193,252	263,197

Effect of exchange rate changes on cash and cash equivalents	17,603	68,976

Net increase/(decrease) in cash	(22,712)	9,143
Cash and equivalents - beginning of period	114,527	31,366
Cash and equivalents - end of period	$91,815	$40,509

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$124,844	$25,761
Conversion of debt and interest to common stock	$457,600	$2,791
Settlement of derivative liability	$249,704	$173
Shares issued for stock payable	$-	$1,837,000
Reclassification of fair value of shares granted for settlement	$-	$145,000

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The ARknet platform

The ARknet mobile platform is designed to provide a fully integrated and untethered mobile experience, where untethering means moving from the physical screen of a PC or mobile device to a virtual screen through our augmented reality technology. Fully integrated means consumers can seamlessly and intuitively reach any provider or any friend for any purpose without leaving the platform. Tautachrome’s MainSt campaign, kicked off in September 2020, was built to integrate the nation’s devasted small retail businesses onto the ARknet platform in such a way that with a single sign-on, a customer can buy from any business on the platform, achieving fast and seamless business integration across any number of businesses (https://mainst.shopping). And in Q1 2021 the ARknet app completed the integration onto the platform of essential social features such as sharing, following, posting, meetups and chat, for a gentle marriage of business with social, and in addition added advanced 3D AR features.

Download the ARknet app for Android

https://play.google.com/store/apps/details?id=com.honeycombarchive.ARknet

Download the ARknet app for iOS

https://apps.apple.com/us/app/ARknet/id1466870072

Non fungible tokens (“NFTs”), a technology captured in the Company’s long standing patents

NFTs, tradeable blockchain tokens each representing a unique digital asset, are the exciting new segment in the marketing of digital imagery. But to Tautachrome, blockchain NFTs are nothing new. Our patents teach capturing the uniqueness of digital imagery and certifying its authenticity with an Authentication Centric Entity, an ACE. When the ACE is a blockchain, the certificate of authenticity is a token on the blockchain, namely an NFT. Tautachrome’s ACE is the first fully described imagery certification system that reflects all the attributes of an NFT on a blockchain.

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

Business avenues

Tautachrome is currently pursuing three main avenues of business activity based on our patented activated imaging technology, our blockchain cryptocurrency products, and our licensing of the patent pending ARk technology (together branded “KlickZie” technology):

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended March 31, 2021. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2020, as reported in Form 10-K filed with the SEC on March 30, 2021.

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

Recent Accounting Pronouncements

None

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

Note 4 – Related Party Transactions

For the three months ended March 31, 2021, we accrued $1,230 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at March 31, 2021 were $99,520 and $31,734, respectively. The outstanding balances of unpaid principal and interest at December 31, 2020 were $99,762 and $30,553, respectively.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

On July 11, 2019, our CEO and Board Chairman contributed $13,750 to the company which was accounted for as additional paid in capital.

At March 31, 2021, Accounts Payable – Related Party was comprised of the following:

•	$95,000 of accrued salary owed to our Chief Executive Officer
•	$450,000 due to Arknet. $300,000 of this amount was due to our technology lease obligations to them and $150,000 was due to the conversion of a crypto-note payable, written in 2018 and converted to Arknet debt in 2019
•	$13,106 of unreimbursed expenses paid on behalf of the Company by the 22nd Trust in previous years.
•	$2,026 of other accrued related-party expenses.

At March 31, 2021, Loans from Related Parties was comprised of the following:

•	A $5,000 advance to the Company in 2018 that has not been formalized into a promissory note.
•	$80,107 of debts to Michael Nugent, our former Chief Executive Officer for conversion of 39,312 Convertible Preferred Class B shares in 2015.
•	Cash Loans from the 22nd Trust in the amount of $19,413 made through 2015.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N. Leonard under which the Company may borrow such money from Dr. Leonard as Dr. Leonard in his sole discretion is willing to loan.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $130 was recorded as additional paid-in capital for the three months ended March 31, 2021. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the three months ended March 31, 2021, we repaid $20,748 to Dr. Leonard. Dr. Leonard also paid company expenses of $6,000. At March 31, 2021, the balanced owed Dr. Leonard is $1,769.

Short-term portion - At March 31, 2021, we owed $35,570 of related-party notes which are convertible into common stock, of which $33,801 is owed to David LaMountain, Our Chief Operating Officer, and $1,769 to Dr. Jon Leonard, our Chief Executive Officer. There are no discount balances on these notes.

Long-term portion - Additionally at March 31, 2021, we owed $36,172 of convertible notes, net of discounts of $20,506 (or $15,666) to David LaMountain. During the three months ended March 31, 2021 we amortized $5,586 of these discounts to interest expense.

Note 5 – Capital

During the year ended December 31, 2020 we issued 616,014,358 common shares. The explanation of the nature of those issuances can be found in Note 4 of the financial statements included in our Form 10-K filed with the Securities and Exchange Commission as of December 31, 2020 and filed on March 30, 2021 and herewith included by reference.

During the three months ended March 31, 2021, we issued 123,131,169 shares in conversion of $440,000 of principal and $17,600 of interest. We realized no gain or loss on the conversion.

There has been no change in stock payable from December 31, 2020 to March 31, 2021. The explanation of the balances can be found in Note 4 of the financial statements included in our Form 10-K filed with the Securities and Exchange Commission as of December 31, 2020 and filed on March 30, 2021 and herewith included by reference.

Preferred Stock

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

No other changes occurred to the balances of our preferred stock for the three months ended March 31, 2021.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the three months ended March 31, 2021, we imputed $2,824 of such interest. For the same period in 2020, we imputed $4,008.

Note 6 – Debt

Loans from related parties

At March 31, 2021 we owed $104,520 in related-party loans consisting of $99,520 the 22nd Trust and $5,000 owed to a related-party Board member.

Convertible Notes Payable – Related Party, Net

Short-term portion - At March 31, 2021, we owed $35,570 of related-party notes which are convertible into common stock, of which $33,801 is owed to David LaMountain, Our Chief Operating Officer, and $1,769 to Dr. Jon Leonard, our Chief Executive Officer. There are no discount balances on these notes.

Long-term portion - Additionally at March 31, 2021, we owed $36,172 of convertible notes, net of discounts of $20,506 (or $15,666) to David LaMountain. During the three months ended March 31, 2021 we amortized $5,586 of these discounts to interest expense.

Convertible Notes Payable – Third-Party, Net

Unpaid principal on short-term convertible notes payable at March 31, 2021 was $1,260,812, net of discounts of $241,312 (or $1,019,500).

We have three convertible promissory notes which are in default at March 31, 2021 totaling $32,000. There are no discount balances on these notes.

During the three months ended March 31, we issued 123,131,169 shares to convert two outstanding convertible notes. We reduced unpaid principal by $440,000 and unpaid interest by $17,600. There was no gain or loss on the converted transaction.

Also, during the three months ended March 31, 2021, we issued a promissory note in the amount of $220,000, receiving proceeds of $208,000. The note matures February 17, 2022 and bear interest at 8% (24% default rate). The note had a discount of $124,844 plus an OID of $12,000 coming to a total of $136,844. They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion.

Short-term notes payable

At March 31,2021, we owed AU$22,000 (US$16,749) to three Australian investors on promissory notes which contain no conversion privileges.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the three months ended March 31, 2021, we imputed $2,824 of such interest. Of this amount, $130 is imputed on amounts owed to Jon Leonard, our Chief Executive Officer, and $2,694 was imputed on twenty eight outstanding loans in Australia.

Derivative liabilities

The above-referenced convertible promissory notes were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through March 31, 2021. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.000630 at 09/30/20 decreased to $0.0125 by 03/31/21 and would fluctuate with the Company projected volatility.
•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.
•	The effective discounts rates estimated throughout the periods range from 37% to 42% with potentially an additional discount.
•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.
•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 160% – 222% (annualized over the term remaining for each valuation).
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.
•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.
•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on the only instrument issued during the three months ended March 31, 2021 range was 106%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2020	$1,479,530
Changes due to new issuances	124,844
Changes due to extinguishments	(249,704)
Changes due to adjustment to fair value	1,903,447
Balance, March 31, 2021	$3,258,117

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

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	03/31/21	12/31/20

Net operating loss carry-forward	6,504,449	6,114,681
Deferred tax asset	$1,365,934	$1,284,083
Valuation allowance	(1,365,934)	(1,284,083)
Net future income taxes	$-	$-

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

Results of Operations - Three months ended March 31, 2021 versus 2020

We had general and administrative expenses of $150,755 for the three months ended March 31, 2021 versus $152,137 for the same period in 2020. General and administrative expenses consist chiefly of accounting and legal compliance costs and the Arknet license fee.

Our research and development expenses increased due to increased development activity during the three months ended March 31, 2021 versus 2020. R&D costs were $200,775 and $160,232, respectively.

We had a vast increase in interest expense from $161,919 during the period ending March 31, 2020 to $423,770 in the same period in 2021. Of the 2021 number, $349,058 was from a write off of existing unamortized discount balances on two converted notes.

We had a loss on changes in the fair values of our derivatives of $1,903,447 and a gain of $1,238,313 for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, we had a foreign exchange gain of $11,379 versus a gain of $103,245 during the same period in 2020, all of which are currency translation effects resulting from the fluctuation of exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive loss of $2,674,515 and net Comprehensive income of $944,822 during the three months ended March 31, 2021 and 2020 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At March 31, 2020, the Company had $91,815 in current assets and current liabilities totaling $5,930,248. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at March 31, 2021. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Plan of Operation

Our immediate term plans for operations is discussed extensively in Item 7 – Management’s Discussion and Analysis or Plan of Operation included in our Form 10-K as of December 31, 2020, filed with the Securities and Exchange Commission on March 30, 2021 and is herein incorporated by reference.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then, there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

Tautachrome, Inc

Date: May 17, 2021	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

