Form 10-Q
period 2021-06-30
TAUTACHROME INC.
filed 2021-08-13
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of July 27, 2021, was 4,485,746,908.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	6/30/2021	12/31/2020
ASSETS
Current assets:
Cash	$120,958	$114,527
Total current assets	120,958	114,527

Non-current assets:
Property, plant and equipment, net	32,584	39,826
TOTAL ASSETS	$153,542	$154,353

LIABILITIES
Accounts payable and accrued expenses	$536,746	$789,052
Accounts payable - related party	619,908	510,313
Loans from related parties	104,220	104,762
Convertible notes payable - related party, net	59,564	50,094
Short-term convertible notes payable, net	1,137,636	999,406
Convertible notes payable in default	32,000	32,000
Short-term notes payable	16,489	16,957
Derivative liability	3,927,597	1,479,530
Total current liabilities	6,434,160	3,982,114

Long-term convertible notes payable, net	157,725
Long-term convertible notes payable, related party, net	8,717	10,080
Total non-current liabilities	166,442	10,080

TOTAL LIABILITIES	6,600,602	3,992,194
STOCKHOLDERS' DEFICIT
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,380	1,380
Series E Convertible Preferred Stock, par value $0.0001. 40,000 shares authorized, 40,000 shares outstanding at June 30, 2021 and December 31, 2020, respectively	4	4
Series F Convertible Preferred Stock, par value $0.00001. 290,400 shares authorized, 290,400 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	30	30
Common stock, $0.00001 par value. 4.5 billion shares authorized. 4,485,746,908 and 4,120,475,247 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	44,857	41,205
Additional paid in capital	14,499,554	11,427,087
Common stock payable	588,884	336,584
Accumulated deficit	(21,627,927)	(15,661,969)
Effect of foreign currency exchange	46,158	17,838

TOTAL STOCKHOLDERS' DEFICIT	(6,447,060)	(3,837,841)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$153,542	$154,353

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Online sales platform	$20	$-	$5	$-
Products	240	-	125	-
Total revenues	260	-	130	-
Cost of sales	79	-	44	-
Gross profit	181	-	86	-

OPERATING EXPENSES
General and administrative	$2,456,469	$301,768	$2,302,093	$139,631
Bad debt expense	150,760	-	150,760	-
Depreciation expense	7,242	-	3,621	-
Research and development	430,109	322,823	229,334	172,591
Total operating expenses	3,044,580	624,591	2,685,808	312,222
Operating loss	(3,044,399)	(624,591)	(2,685,722)	(312,222)

OTHER INCOME / (EXPENSE)
Gain on litigation	-	105,000	-	-
Loss on settlement of debt	(225)	-	(225)	-
Interest expense	(659,052)	(721,463)	(235,282)	(559,544)
Change in value of derivatives	(2,262,282)	1,069,877	(358,835)	(168,436)
Loss on conversion of debt	-	(37,267)	-	(9,819)
Total other	(2,921,559)	416,147	(594,342)	(737,799)
Net loss	$(5,965,958)	$(208,444)	$(3,280,064)	$(1,050,021)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	28,320	16,137	16,941	(87,108)
Net comprehensive income or (loss)	$(5,937,638)	$(192,307)	$(3,263,123)	$(1,137,129)

Net (loss) or income per common share
Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and fully diluted	4,238,994,677	3,659,613,359	4,297,624,931	3,785,141,462

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

December 31, 2019 to June 30, 2021

(Unaudited)

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid in	Stock	Other Comprehensive	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2019	3,504,460,889	$35,045	13,795,104	$1,380	-	-	-	-	$6,095,053	$2,066,584	$98,039	$(12,867,645)	$(4,571,544)

Shares issued for conversion of debt	560,931,025	5,609	-	-	-	-	-	-	843,752	-	-	-	849,361
Shares issued for services	3,333,333	33	-	-	-	-	-	-	19,967	-	-	-	20,000
Shares issued for cash	1,750,000	18	-	-	-	-	-	-	3,482	-	-	-	3,500
Shares issued to settle legal claim	50,000,000	500	-	-	-	-	-	-	144,500	-	-	-	145,000
Issue Series E preferred shares	-	-	-	-	40,000	4	-	-	1,836,996	(1,837,000)	-	-	-
Issue Series F preferred shares	-	-	-	-	-	-	290,397	30	625,235	-	-	-	625,265
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	1,844,424	-	-	-	1,844,424
Beneficial conversion features of convertible notes	-	-	-	-	-	-	-	-		-	-	-	-
Shares earned by consultants	-	-	-	-	-	-	-	-	-	107,000	-	-	107,000
Imputed interest	-	-	-	-	-	-	-	-	13,678	-	-	-	13,678
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	(80,201)	-	(80,201)
Net income	-	-	-	-	-	-	-	-	-	-	-	(2,794,324)	(2,794,324)
Balance, December 31, 2020	4,120,475,247	$41,205	13,795,104	$1,380	40,000	$4	290,397	$30	$11,427,087	$336,584	$17,838	$(15,661,969)	$(3,837,841)
Shares issued for conversion of debt	164,396,661	1,644	-	-	-	-	-	-	684,732	-	-	-	686,376
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	376,913	-	-	-	376,913
Shares issued for services	198,125,000	1,980	-	-	-	-	-	-	1,979,145	-	-	-	1,981,125
Shares issued as enticement for loan	2,750,000	28	-	-	-	-	-	-	28,847	-	-	-	28,875
Stock payable for services	-	-	-	-	-	-	-	-	-	252,300	-	-	252,300
Imputed interest	-	-	-	-	-	-	-	-	2,830	-	-	-	2,830
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	28,320	-	28,320
Net income	-	-	-	-	-	-	-	-	-	-	-	(5,965,958)	(5,965,958)
Balance, June 30, 2021	4,485,746,908	$44,857	13,795,104	$1,380	40,000	4	290,397	30	$14,499,554	$588,884	$46,158	$(21,624,927)	$(6,447,060)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,965,958)	$(208,444)
Stock-based compensation	2,233,425	64,300
Depreciation, depletion and amortization	7,242
Loss on debt conversions	-	37,267
Gain on litigation	-	(105,000)
Change in fair value of derivative	2,262,283	(1,069,877)
Amortization of discounts on notes payable	591,510	659,035
Bad debt expense	150,760	-
Loss on equity exchange	-
Imputed interest	2,830	7,408

Changes in operating assets and liabilities:
Prepaid expenses	-	338
Accounts receivable	(760)
Accounts payable and accrued expenses	31,266	5,005
Accounts payable - related party	112,365	130,000
Net cash used in operating activities	(575,037)	(479,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in note receivable	(150,000)	-
Net cash used in investing activities	(150,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	3,500
Proceeds from notes payable	-	-
Proceeds from convertible notes payable	708,000	-
Proceeds from convertible notes payable, related party	40,000	478,000
Payment of expenses by related parties	6,000	36,172
Principal payments on related-party loans	(21,348)	(46,828)
Net cash provided by financing activities	732,652	470,844

Effect of exchange rate changes on cash and cash equivalents	(1,184)	(6,106)

Net increase/(decrease) in cash	6,431	(15,230)
Cash and equivalents - beginning of period	114,527	31,366
Cash and equivalents - end of period	$120,958	$16,136

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$623,573	$170,531
Conversion of debt to common stock	$660,000	$812,097
Settlement of derivative liability	$376,913	$782,972
Shares issued for trade debts	$-	$145,000
Shares issued for stock payable	$-	$1,837,000

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 1 – Organization and Nature of Business

History

Tautachrome, Inc. was formed in Delaware on June 5, 2006 as Caddystats, Inc., was renamed Roadships Holdings Inc. on March 4, 2009, and on November 2, 2015 was again renamed to its current name Tautachrome Inc. (hereinafter referred to as “Tautachrome,” the “Company,” “we” or “us”).

The Company’s accounting year end is December 31.

Our Business

Tautachrome operates in the internet applications space, uniquely exploiting the technologies of the Augmented Reality (AR) sector, the smartphone trusted imagery sector and the crypto currency and NFT fintech sectors, with granted and pending patents in all these sectors.

The Company has completed development of a fully integrated mobile commerce platform, the ARknet platform ("ARknet"). ARknet aims to harness Web 3.0's deployment of open, permissionless and implicitly trustful networks, where software is developed openly in full view of the world, users don't need permission from anybody else to participate, and the network itself allows users to trustfully interact with anybody, publicly or privately.

The ARknet platform is able to host consumers and their social interaction and businesses selling to those consumers, all implemented through AR interfaces called Arks. The Company has just begun supporting the creation and sale of blockchain non fungible tokens (NFTs) representing unique digital imagery assets consisting of pictures, videos, Arks and such other digital things belonging to and/or developed by ARknet platform participants. In addition, the Company has high-speed blockchain technologies in development that will use digital currencies to make purchases faster and easier.

Recently added ARknet platform features include:

MainSt.shopping allows business users to quickly create virtual stores on the ARknet Platform using our comprehensive “How To” tutorial at www.MainSt.Shopping. Patterned after the Amazon model, shoppers on MainSt use a single sign-on to gain access to all the products of every store on MainSt.

Non-Fungible Tokens (NFTs) The ARknet platform allows users to create and market NFTs of any of their digital creations from imagery, to writings to entire Arks.

Travelpin. With Travelpin users can capture imagery and attach it directly to a specific location on the Travelpin digital map. Users can view public Travelpins from other travelers and see honest reviews, photos, and comments, significantly enhancing the travel experience.

Eternals Memorials. Arknet memorials allow users to geolocate Arks at headstones of deceased loved ones, containing such digital records as users may wish to place there as an eternal memory of the person. Using the Arknet app, family and friends can view a memorial while at the headstone, or can use the app’s teleportation feature to view it from any remote location.

3D Imaging for Businesses User products. Store samples may be sent to us for high quality 3D scanning. The ARknet platform allows business users to use these 3D scanned files to display their products to their customers. Seeing products as AR objects in their own home, in 3D, is excellent way to please customers and make sales. Additional discussion of the business can be found in our Form 10-K filing as of December 31, 2020 and filed with the Securities and Exchange Commission.

Since its public announcement on September 25, 2017 (via SEC form 8-K) that it would be using its Twitter site (@Tautachrome_Inc) (https://twitter.com/tautachrome_inc)  to post important Company information, and finding this method of publicizing important Company information both fast and effective, the Company has continued to use this means of public communication, supplemented when required with Current Reports via SEC Form 8-Ks. Shareholders are advised to follow us on Twitter to be current on the Company’s disclosures in conformity with Regulation FD.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended June 30, 2021.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2020, as reported in Form 10-K filed with the SEC on March 30, 2021.

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

Note 4 – Related Party Transactions

For the six months ended June 30, 2021, we accrued $2,458 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent.  The outstanding balances of unpaid principal and interest at June 30, 2021 were $99,220 and $32,897, respectively.  The outstanding balances of unpaid principal and interest at December 31, 2020 were $99,762and $30,553, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00per share.  Also, because this loan is a no-interest loan, an imputed interest expense of $157 was recorded as additional paid-in capital for the six months ended June 30, 2021.  The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the six months ended June 30, 2021, we repaid $21,348 to Dr. Leonard.  Dr. Leonard also paid company expenses of $6,000.  At June 30, 2021, the balanced owed Dr. Leonard is $1,169.

Ending balances in related party accounts payable is $619,908.

For ending balances in this category, see Note 7.

Note 5 – Notes and Interest Receivable

On June 8, 2021 we lent Akumen Industries Corp. (“Akumen”) $150,000 at with interest at 5% (10% penalty rate) for seven days in exchange for a promise to provide $3 million in equity capital.  As of the balance sheet date, repayment of this note has been delayed. The Company has reason to believe this note will be repaid after a commercially reasonable delay.  We have, however, reserved the entirety of the balance of $150,760 to bad debt expense.

Note 6 – Capital

During the year ended December 31, 2020 we issued 616,014,358 common shares.  The explanation of the nature of those issuances can be found in Note 4 of the financial statements included in our Form 10-K filed with the Securities and Exchange Commission as of December 31, 2020 and filed on March 30, 2021 and herewith included by reference.

During the six months ended June 30, 2021, we issued:

•	164,396,661 shares in conversion of $660,000 of principal and $23,376 of interest. We realized no gain or loss on the conversion.
•	198,125,000 shares to pay contractors for marketing campaigns. As a result, we charged general and administrative expenses with $1,981,125.
•	2,750,000 to a creditor as an enticement to enter into a $520,000 convertible promissory note. The shares were valued at $28,875 and are accounted for as a debt discount.

During the six months ended June 30, 2021, we had the following stock payable transactions:

•	We accrued $121,800 to a system development contractor per our contract with them.
•	We accrued $1,980,000 to an internet advertising company which we retired by issuing them 198,125,000 shares on June 10, 2021.
•	We accrued $130,500 to a contractor who manages the day-to-day marketing activities.

The explanation of the balances resulting from stock payable transactions during the year ended December 31, 2020 can be found in Note 4 of the financial statements included in our Form 10-K filed with the Securities and Exchange Commission as of December 31, 2020 and filed on March 30, 2021 and herewith included by reference.

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

No other changes occurred to the balances of our preferred stock for the six months ended June 30, 2021.

Imputed Interest

Certain of our promissory notes bear no nominal interest.  We therefore imputed interest expense and increased Additional Paid in Capital.  For the six months ended June 30, 2021, we imputed $2,830 of such interest.  For the same period in 2020, we imputed $4,008.

Note 7 – Debt

Loans from related parties

At June 30, 2021 we owed $104,220  in related-party loans consisting of $99,220  to the 22nd Trust and $5,000 owed to a related-party Board member .

Convertible notes payable – related party, net

Short-term portion - At June 30, 2021, we owed $71,142 of related-party notes which are convertible into common stock, of which $69,973 is owed to David LaMountain, Our Chief Operating Officer and $1,169 to Dr. Jon Leonard, our Chief Executive Officer.  Unamortized discounts at June 30, 2021 was $11,578.  During the six months ended June 30, 2021, we amortized $14,737 of discounts to interest expense from this category.

Long-term portion - Additionally at June 30, 2021, we owed $40,000 to ArKnet..  Unamortized discount at June 30, 2021 was $31,283.  During the six months ended June 30, 2021, we amortized $19,547 from this category.

Short-term convertible notes payable –  third-party, net

Unpaid principal on short-term convertible notes payable at June 30, 2021 was $1,551,966, net of discounts of $414,330 (or $1,137,636).

We have three convertible promissory notes which are in default at June 30, 2021 totaling $32,000.  There are no discount balances on these notes.

During the six months ended June 30, we issued 164,396,661 shares to convert three outstanding convertible notes.  We reduced unpaid principal by $660,000 and unpaid interest by $26,400.  There was no gain or loss related to the conversions.

Also during the six months ended June 30, 2021, we issued a promissory note in the amount of $220,000, receiving proceeds of $208,000. The note matures February 17, 2022 and bears interest at 8% (24% default rate).   They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion.

Also during the six months ended June 30, 2021, we issued a promissory note in the amount of $520,000, receiving proceeds of $500,000.  The note matures September 3, 2022 and bears interest at 8%.   They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion.  We recorded a discount of $344,816 upon issuance consisting of 28,875 for the fair value of the 2,750,000 shares issued to entice the lender, an original issue discount of $20,000 and the initial derivative of $295,941.  We amortized $30,795 of this discount to interest expense during the six months ended June 30, 2021.

During the six months ended June 30, 2021, we amortized $555,841 to interest expense from this category.

Short-term notes payable

At June 30, 2021, we owed AU$22,000 (US$16,489) to three Australian investors on promissory notes which contain no conversion privileges.

Long-term convertible notes payable, net

During the six months ended June 30, 2021, we converted $247,426 from accounts payable which was payable in cash to a convertible promissory note.  The note bears interest at 5% (10% default rate) and is convertible at $0.008265 per share.  The note matures on September 3, 2022.  We originally recorded at discount of $109,247 and have amortized $19,546for the six months ended June 30, 2021.  There was no gain or loss associated with this conversions.

Imputed Interest

Certain of our promissory notes bear no nominal interest.  We therefore imputed interest expense and increased Additional Paid in Capital.  For the six months ended June 30, 2021, we imputed $2,830 of such interest.  Of this amount, $157 is imputed on amounts owed to Jon Leonard, our Chief Executive Officer, and $2,674 was imputed on twenty eight outstanding loans in Australia.

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

The Company issued certain fixed-rate convertible Subscription Notes from 2015 through June 30, 2021 in the United States and Australia  These convertible notes have become tainted (“The Tainted Notes”)  as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through June 30, 2021. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.01250 at 03/31/21 increased to $0.0129 by 06/30/21 and would fluctuate with the Company projected volatility.
•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.
•	The effective discounts rates estimated throughout the periods are 37%.
•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.
•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 159% – 199% (annualized over the term remaining for each valuation).
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.
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

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt).  We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation.  The effective interest rates on instruments issued during the six months ended June 30, 2021 ranged from 49% to 132%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2020	$1,479,530
Changes due to new issuances	562,698
Changes due to extinguishments	(376,913)
Changes due to adjustment to fair value	2,262,282
Balance, June 30, 2021	$3,927,597

Note 8 – Litigation

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

Note 9 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	06/31/21	12/31/20

Net operating loss carry-forward	9,073,257	6,114,681
Deferred tax asset	$1,905,384	$1,284,083
Valuation allowance	(1,905,384)	(1,284,083)
Net future income taxes	$-	$-

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

Note 10 – Subsequent Events

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

Results of Operations - Six months ended June 30, 2021 versus 2020

We had minimal revenues for the six months ended June 30, 2021 as we are currently launching the platform.  We had no revenues for the same period in 2020.

We had general and administrative expenses of $2,456,469 for the six months ended June 30, 2021 versus  $301,768 for the same period in 2020.  The reason for the vast increase is that we entered into a contract with an internet marketer whose fee was payable all in stock (see Note 7) on which we expensed $1,980,000.  Without that charge to expense, general and administrative expenses for the six months ended June 30, 2021 would have been $469,227.

As explained in Note 5, we fully reserved a loan we made to Akumen Industries, Inc. resulting in bad debt expense of $150,760.  There was no such expense in 2020.

We had depreciation expense of $7,242 for the six months ended June 30, 2020 as opposed to $0 for the previous year.  The depreciation expense is due to our acquiring, in October, 2020, a hand-held self-positioning white light scanner system that we use to showcase products on our website.

Our research and development expenses increased due to increased development activity during the six months ended June 30, 2021 versus 2020.  R&D costs were $403,109 and $322,823, respectively.

During the six months ended June 30, 2020, we had a gain on litigation from the McRae settlement of $105,000.  We had no such gain in 2021.

We had a decrease in interest expense from $721,463 during the period ending June 30, 2020 to $659,052 in the same period in 2021.   Most of the decrease is attributable to larger discount amortization in 2020 than in 2021.

We had a loss on changes in the fair values of our derivatives of $2,262,282 and a gain of $1,069,877 for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, we had a foreign exchange gain of $28,320 versus a gain of $16,137 during the same period in 2020, all of which are currency translation effects resulting from the fluctuation of exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $5,937,638 and $192,307 during the six months ended June 30, 2021 and 2020 are a result of the above items.

Results of Operations - Three months ended June 30, 2021 versus 2020

We had minimal revenues for the three months ended June 30, 2021 as we are just launching our product.  We had no revenues in the previous years.

We had general and administrative expenses of $2,302,093 for the three months ended June 30, 2021 versus  $139,631 for the same period in 2020. The reason for the vast increase is that we entered into a contract with an internet marketer whose fee was payable all in stock (see Note 7) on which we expensed $1,980,000.  Without that charge to expense, general and administrative expenses for the three months ended June 30, 2021 would have been $314,851.  The vast majority of the increase (ignoring the previously-mentioned contract of $1,980,000) was an increase in marketing efforts.

As explained in Note 5, we fully reserved a loan we made to Akumen Industries, Inc. resulting in bad debt expense of $150,760.  There was no such expense in 2020.

Our research and development expenses increased due to increased development activity during the three months ended June 30, 2021 versus 2020.  R&D costs were $229,334 and $172,591, respectively.

We had a loss on settlement of debt of $225 during the three months ended June 30, 2021 which we did not have in 2020.

We had a vast decrease in interest expense from $559,544 during the period ending June 30, 2020 to $235,282 in the same period in 2021.  Most of the decrease is attributable to larger discount amortization in 2020 than in 2021.

We had a losses on changes in the fair values of our derivatives of $358,835 and $168,436 for the three months ended June 30, 2021 and 2020, respectively.

We had a loss on conversion of debt during the three months ended June 30, 2020 of $9,819.  We had no such losses in the current year.

During the three months ended June 30, 2021, we had a foreign exchange gain of $16,941 versus a loss of $87,108 during the same period in 2020, all of which are currency translation effects resulting from the fluctuation of exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $3,105,121 and $1,137,129 during the six months ended June 30, 2021 and 2020 are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At June 30, 2020, the Company had 153,542 in current assets and current liabilities totaling $6,434,160.  We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2021.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our  officers and directors of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then, there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us, other than that described in Note 8, or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

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

______

* Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc

Date: August 9, 2021	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

