Form 10-Q
period 2021-09-30
TAUTACHROME INC.
filed 2021-11-17
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of October 26, 2021, was 4,561,078,768.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	9/30/2021	12/31/2020
ASSETS
Current assets:
Cash	$332,043	$114,527
Total current assets	332,043	114,527

Non-current assets:
Property, plant and equipment, net	28,963	39,826
TOTAL ASSETS	$361,006	$154,353

LIABILITIES
Accounts payable and accrued expenses	$675,461	$789,052
Accounts payable - related party	674,399	510,313
Loans from related parties	103,539	104,762
Convertible notes payable - related party, net	70,942	50,094
Short-term convertible notes payable, net	1,384,800	999,406
Convertible notes payable in default	32,000	32,000
Short-term notes payable	15,902	16,957
Derivative liability	1,968,634	1,479,530
Total current liabilities	4,925,677	3,982,114

Long-term convertible notes payable, net	-
Long-term convertible notes payable, related party, net	11,368	10,080
Total non-current liabilities	11,368	10,080

TOTAL LIABILITIES	4,937,045	3,992,194
STOCKHOLDERS’ DEFICIT

Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, 13,795,104 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,380	1,380

Series E Convertible Preferred Stock, par value $0.0001. 40,000 shares authorized, 40,000 shares outstanding at September 30, 2021 and December 31, 2020, respectively	4	4

Series F Convertible Preferred Stock, par value $0.00001. 290,397 shares authorized, 290,397 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	30	30

Common stock, $0.00001 par value. 6.5 billion shares authorized. 4,561,078,768and 4,120,475,247 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	45,610	41,205

Additional paid in capital	15,120,964	11,427,087
Common stock payable	556,634	336,584
Accumulated deficit	(20,376,537)	(15,661,969)
Effect of foreign currency exchange	75,876	17,838

TOTAL STOCKHOLDERS’ DEFICIT	(4,576,039)	(3,837,841)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$361,006	$154,353

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Online sales platform	$22	$136	$5	$136
Products	240	804	125	804
Total revenues	262	940	130	940
Cost of sales	79	336	44	336
Gross profit	183	604	86	604

OPERATING EXPENSES
General and administrative	$2,648,982	$445,053	$2,302,093	$153,285
Bad debt expense	150,760	-	150,760	-
Depreciation expense	10,863	-	3,621	-
Research and development	812,680	636,805	229,334	303,982
Total operating expenses	3,623,285	1,081,858	2,685,808	457,267
Operating loss	(3,623,102)	(1,081,254)	(2,685,722)	(456,663)

OTHER INCOME / (EXPENSE)
Gain on litigation	-	105,000	-	-
Loss on settlement of debt	(225)	-	(225)	-
Interest expense	(889,289)	(928,059)	(235,282)	(206,596)
Change in value of derivatives	(201,952)	(994,307)	(358,835)	(2,064,184)
Loss on conversion of debt	-	(37,267)	-	-
Total other	(1,091,466)	(1,854,633)	(594,342)	(2,270,780)
Net loss	$(4,714,568)	$(2,935,887)	$(3,280,064)	$(2,727,443)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	58,038	(15,673)	16,941	(31,810)
Net comprehensive income or (loss)	$(4,656,530)	$(2,951,560)	$(3,263,123)	$(2,759,253)

Net (loss) or income per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic	4,336,530,997	3,814,355,307	4,528,423,105	4,120,475,247
Fully diluted	4,336,530,997	3,814,355,307	4,528,423,105	4,120,475,247

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

December 31, 2019 to September 30, 2021

(Unaudited)

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, December 31, 2019	3,504,460,889	$35,045	13,795,104	$1,380	-	-	-	-	$6,095,053	$2,066,584	$98,039	$(12,867,645)	$(4,571,544)

Shares issued for conversion of debt	560,931,025	5,609	-	-	-	-	-	-	843,752	-	-	-	849,361
Shares issued for services	3,333,333	33	-	-	-	-	-	-	19,967	-	-	-	20,000
Shares issued for cash	1,750,000	18	-	-	-	-	-	-	3,482	-	-	-	3,500
Shares issued to settle legal claim	50,000,000	500	-	-	-	-	-	-	144,500	-	-	-	145,000
Issue Series E preferred shares	-	-	-	-	40,000	4	-	-	1,836,996	(1,837,000)	-	-	-
Issue Series F preferred shares	-	-	-	-	-	-	290,397	30	625,235	-	-	-	625,265
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	1,844,424	-	-	-	1,844,424
Beneficial conversion features of convertible notes	-	-	-	-	-	-	-	-		-	-	-	-
Shares earned by consultants	-	-	-	-	-	-	-	-	-	107,000	-	-	107,000
Imputed interest	-	-	-	-	-	-	-	-	13,678	-	-	-	13,678
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	(80,201)	-	(80,201)
Net income	-	-	-	-	-	-	-	-	-	-	-	(2,794,324)	(2,794,324)
Balance, December 31, 2020	4,120,475,247	$41,205	13,795,104	$1,380	40,000	$4	290,397	$30	$11,427,087	$336,584	$17,838	$(15,661,969)	$(3,837,841)

Shares issued for conversion of debt	220,978,521	2,210	-	-	-	-	-	-	946,236	-	-	-	948,446
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	570,738	-	-	-	570,738
Shares issued for services	214,125,000	2,140	-	-	-	-	-	-	2,116,385	(2,111,400)	-	-	7,125
Shares issued as enticement for loan	5,500,000	55	-	-	-	-	-	-	52,470	-	-	-	52,525
Stock payable for services	-	-	-	-	-	-	-	-	-	2,331,450	-	-	2,331,450
Imputed interest	-	-	-	-	-	-	-	-	8,048	-	-	-	8,048
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	58,038	-	58,038
Net income	-	-	-	-	-	-	-	-	-	-	-	(4,714,568)	(4,714,568)
Balance, September 30, 2021	4,561,078,768	$45,610	13,795,104	$1,380	40,000	4	290,397	30	$15,120,964	$556,634	$75,876	$(20,376,537)	$(4,576,039)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,714,568)	$(2,935,887)
Stock-based compensation	2,338,575	127,000
Depreciation, depletion and amortization	10,863	-
Loss on debt conversions	-	37,267
Gain on litigation	-	(105,000)
Change in fair value of derivative	201,952	994,307
Amortization of discounts on notes payable	784,023	838,024
Imputed interest	8,048	10,518
Bad Debt Expense	150,760	-

Changes in operating assets and liabilities:
Accounts Receivable	(760)	-
Prepaid expenses	-	403
Accounts payable and accrued expenses	169,981	175,447
Accounts payable - related party	165,000	195,000
Net cash used in operating activities	(886,126)	(662,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Accumen	(150,000)	-
Acquisitions of property, plant and equipment	-	(43,447)
Net cash used in investing activities	(150,000)	(43,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	3,500
Proceeds from convertible notes payable	1,208,000	440,000
Proceeds from convertible notes payable, related party	40,000	488,000
Payment of expenses by related parties	6,000	36,172
Principal payments on related-party loans	(21,348)	(63,219)
Net cash provided by financing activities	1,232,652	906,870

Effect of exchange rate changes on cash and cash equivalents	20,990	(78,585)

Net increase/(decrease) in cash	217,516	121,917
Cash and equivalents - beginning of period	114,527	31,366
Cash and equivalents - end of period	$332,043	$153,283

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$962,415	$617,400
Conversion of debt to common stock	$948,447	$812,097
Settlement of derivative liability	$570,738	$1,844,455
Shares issued for trade debts	$-	$145,000
Shares issued for stock payable	$247,426	$1,837,000
Conversion of debt to preferred stock, related party	$-	$625,234

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2021

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

The Company has completed development of a fully integrated mobile commerce platform, the ARknet platform (“ARknet”). ARknet aims to harness Web 3.0’s deployment of open, permissionless and implicitly trustful networks, where software is developed openly in full view of the world, users don’t need permission from anybody else to participate, and the network itself allows users to trustfully interact with anybody, publicly or privately.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended September 30, 2021. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2020, as reported in Form 10-K filed with the SEC on March 30, 2021.

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

Note 4 – Related Party Transactions

For the nine months ended September 30, 2021, we accrued $3,674 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our major shareholder and former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at September 30, 2021 were $99,708 and $33,965, respectively. The outstanding balances of unpaid principal and interest at December 31, 2020 were $99,762 and $30,553, respectively.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $177 was recorded as additional paid-in capital for the nine months ended September 30, 2021. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the nine months ended September 30, 2021, we repaid $21,548 to Dr. Leonard. Dr. Leonard also paid company expenses of $6,000. At September 30, 2021, the balanced owed Dr. Leonard is $967.

Ending balances in related party accounts payable is $674,399.

For ending balances in this category, see Note 7.

Note 5 – Notes and Interest Receivable

On June 8, 2021 we lent Akumen Industries Corp. (“Akumen”) $150,000 at with interest at 5% (10% penalty rate) for seven days in exchange for a promise to provide $3 million in equity capital. As of the balance sheet date, repayment of this note has been delayed. Since the note is overdue, we have reserved the entirety of the balance of $150,760 to bad debt expense.

Note 6 – Capital

During the year ended December 31, 2020 we issued 616,014,358 common shares. The explanation of the nature of those issuances can be found in Note 4 of the financial statements included in our Form 10-K filed with the Securities and Exchange Commission as of December 31, 2020 and filed on March 30, 2021 and herewith included by reference.

During the nine months ended September 30, 2021, we issued:

•	220,978,521 shares in conversion of $910,000 of principal and $38,446 of interest. We realized no gain or loss on the conversion.
•	198,125,000 shares to pay contractors for marketing campaigns. As a result, we charged general and administrative expenses with $1,981,125.
•	5,500,000 to a creditor as an enticement to enter into two convertible promissory notes in the amount of $520,000 each, for a total of $1,040,000. The shares were valued at $52,525 and are accounted for as a debt discount.
•	15,000,000 to a contractor for marketing campaigns. We valued the shares at $130,500 and included that sum in general and administrative expenses.
•	1,000,000 shares to Frank Antenori for signing on to our Board of Directors. We valued the shares at $6,900 and included it in general and administrative expenses. Mr. Antenori will be compensated 1,000,000 per quarter as long as he serves on the Board.

During the nine months ended September 30, 2021, we had the following stock payable transactions:

•	We accrued $220,050 to a system development contractor per our contract with them.

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

No other changes occurred to the balances of our preferred stock for the nine months ended September 30, 2021.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the nine months ended September 30, 2021, we imputed $8,048 of such interest. For the same period in 2020, we imputed $10,518.

Note 7 – Debt

Loans from related parties

At September 30, 2021 we owed $103,539 in related-party loans consisting of $98,539 to the 22nd Trust and $5,000 owed to a related-party Board member .

Convertible notes payable – related party, net

Short-term portion - At September 30, 2021, we owed $70,942 of related-party notes which are convertible into common stock, of which $69,973 is owed to David LaMountain, Our Chief Operating Officer and $969 to Dr. Jon Leonard, our Chief Executive Officer. As of September 30, 2021, all discounts on this items had been fully amortized. During the nine months ended September 30, 2021, we amortized $26,316 of discounts to interest expense from this category.

Long-term portion - Additionally at September 30, 2021, we owed $40,000 to ArKnet. Unamortized discounts at September 30, 2021 was $28,632. During the nine months ended September 30, 2021, we amortized $4,034 from this category.

Short-term convertible notes payable – third-party, net

Unpaid principal on short-term convertible notes payable at September 30, 2021 was $2,049,390, net of discounts of $664,590 (or $1,384,800).

We have three convertible promissory notes which are in default at June 30, 2021 totaling $32,000. There are no discount balances on these notes.

During the nine months ended September 30, we issued 220,978,521 shares to convert five outstanding convertible notes. We reduced unpaid principal by $910,000 and unpaid interest by $38,446. There was no gain or loss related to the conversions.

During the nine months ended September 30, 2021, we issued the following promissory notes:

•	we issued a promissory note in the amount of $220,000, receiving proceeds of $208,000. The note matures February 17, 2022 and bears interest at 8% (24% default rate). They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion.

•	we issued a promissory note in the amount of $520,000, receiving proceeds of $500,000 with a discount of $136,844. The note matures September 3, 2022 and bears interest at 8%. They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion. We recorded a discount of $344,816 upon issuance consisting of 28,875 for the fair value of the 2,750,000 shares issued to entice the lender, an original issue discount of $20,000 and the initial derivative of $295,941. We amortized $60,720 of this discount to interest expense during the nine months ended September 30, 2021.

•	we issued a convertible note to a software developer to convert $247,426 of outstanding accounts payable into a convertible note. The initial derivative associated with this instrument was $109,247 of which we have amortized $36,332 as of September 30, 2021. The note is convertible at $0.008265 and is due September 3, 2022.

•	we issued a promissory note in the amount of $520,000, receiving proceeds of $500,000. The note matures August 17, 2022 and bears interest at 8%. They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion. We recorded a discount of $338,842 upon issuance consisting of 23,650 for the fair value of the 2,750,000 shares issued to entice the lender, an original issue discount of $20,000 and the initial derivative of $295,192. We amortized $31,263 of this discount to interest expense during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, we amortized $753,672 to interest expense from this category.

Short-term notes payable

At September 30, 2021, we owed AU$22,000 (US$15,902) to three Australian investors on promissory notes which contain no conversion privileges.

Long-term convertible notes payable, net

There are no long-term convertible notes payable as all convertible notes have been reclassified either to short-term or in-default.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the nine months ended September 30, 2021, we imputed $8,048 of such interest. Of this amount, $177 is imputed on amounts owed to Jon Leonard, our Chief Executive Officer, and $7,871 was imputed on twenty eight outstanding loans in Australia.

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

The Company issued certain fixed-rate convertible Subscription Notes from 2015 through September 30, 2021 in the United States and Australia These convertible notes have become tainted (“The Tainted Notes”) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through September 30, 2021. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.001290 at 06/30/21 decreased to $0.0060 by 09/30/21 and would fluctuate with the Company projected volatility.
•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.
•	The effective discounts rates estimated throughout the periods are 37%.
•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.
•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 140% – 166% (annualized over the term remaining for each valuation).
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.
•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.
•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on instruments issued during the nine months ended September 30, 2021 ranged from 49% to 132%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2020	$1,479,530
Changes due to new issuances	857,890
Changes due to extinguishments	(570,738)
Changes due to adjustment to fair value	201,952
Balance, September 30, 2021	$1,968,634

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

On May 5, 2020 the Company settled with the McRae estate for 50million common shares. We valued the shares at the settlement date (May 5, 2020 on which date our closing price was $0.0029) and recorded a Gain on Litigation in the amount of $105,000, a reduction of the amount of the liability to $145,000 as a result of that revaluation. We issued the shares on May 18, 2020.

Note 9 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	09/30/21	12/31/20

Net operating loss carry-forward	7,496,651	6,114,681
Deferred tax asset	$1,574,297	$1,284,083
Valuation allowance	(1,574,297)	(1,284,083)
Net future income taxes	$-	$-

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

Results of Operations - Nine months ended September 30, 2021 versus 2020

We had minimal revenues for the nine months ended September 30, 2021 and 2020 as we are currently launching the platform.

We had general and administrative expenses of $2,648,982 for the nine months ended September 30, 2021 versus $445,053 for the same period in 2020. The reason for the vast increase is that we entered into a contract with an internet marketer whose fee was payable all in stock (see Note 7) on which we expensed $1,980,000. Without that charge to expense, general and administrative expenses for the nine months ended September 30, 2021 would have been $668,982.

As explained in Note 5, we fully reserved a loan we made to Akumen Industries, Inc. resulting in bad debt expense of $150,760. There was no such expense in 2020.

We had depreciation expense of $10,863 for the nine months ended September 30, 2020 as opposed to $0 for the previous year. The depreciation expense is due to our acquiring, in October, 2020, a hand-held self-positioning white light scanner system that we use to showcase products on our website.

Our research and development expenses increased due to increased development activity during the nine months ended September 30, 2021 versus 2020. R&D costs were $812,680 and $636,805, respectively.

During the nine months ended September 30, 2020, we had a gain on litigation from the McRae settlement of $105,000. We had no such gain in 2021.

We had a decrease in interest expense from $928,059 during the period ending September 30, 2020 to $889,289 in the same period in 2021. Most of the decrease is attributable to larger discount amortization in 2020 than in 2021.

We had losses on changes in the fair values of our derivatives of $201,952 and 994,307 for the nine months ended September 30, 2021 and 2020, respectively. See Note 7 to the financial statements for a calculation of these amounts.

During the nine months ended September 30, 2021, we had a foreign exchange gain of $58,038 versus a loss of $15,673 during the same period in 2020, all of which are currency translation effects resulting from the fluctuation of exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $4,656,530 and $2,951,560 during the nine months ended September 30, 2021 and 2020 are a result of the above items.

Results of Operations - Three months ended June 30, 2021 versus 2020

We had minimal revenues for the three months ended September 30, 2021 and 2020 as we are just launching our product.

We had general and administrative expenses of $192,513 for the three months ended September 30, 2021 versus $153,285 for the same period in 2020. Most of the increase is attributable to increases in professional services (an increase of $13,000) and promotional activities (an increase of $25,000).

We had depreciation expense of $3,621 for the three months ended September 30, 2020 as opposed to $0 for the previous year. The depreciation expense is due to our acquiring, in October, 2020, a hand-held self-positioning white light scanner system that we use to showcase products on our website.

Our research and development expenses increased due to increased development activity during the three months ended September 30, 2021 versus 2020. R&D costs were $382,571 and $303,982, respectively.

Our interest expense increased from $206,596 to $230,237 for the three months ended September 30, 2020 and 2021, respectively. The increase is mostly due to higher amortization of debt discounts in the current year.

We had a gain on changes in the value of our derivatives for the three months ended September 30, 2021 of $2,060,330 versus a loss in the amount of $2,064,184 for the same period in 2020. The vast change is mostly due to a drop in our stock price.

During the three months ended September 30, 2021, we had a foreign exchange gain of $29,718 versus a loss of $31,810 during the same period in 2020, all of which are currency translation effects resulting from the fluctuation of exchange rate differences between the U.S. and Australian dollars.

The above resulted in a net comprehensive income of $1,281,108 for the three months ended September 30, 2021 versus as net comprehensive loss of $2,759,253 for the same period in 2020.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At September 30, 2020, the Company had 332,043 in current assets and current liabilities totaling $4,925,677 resulting in negative working capital of $4,593,634. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at September 30, 2021. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then, there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc

Date: November 17, 2021	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

