Form 10-K
period 2021-12-31
TAUTACHROME INC.
filed 2022-03-24
CIK 1389067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

SECURITIES REGISTERED PURSUAN T TO SECTION 12(g) OF THE ACT:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $36,783,125 (based on the closing price of $0.0082 on June 30, 2021 on the OTC Markets).

As of March 18, 2022, the registrant had 5,867,608,915 shares of its common stock outstanding.

Documents Incorporated by reference: None.

TAUTACHROME, INC.

FORM 10-K

For the Years Ended December 31, 2021 and 2020

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

3

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

PART II - OTHER INFORMATION

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our shares trade on the OTC PINK under the symbol “TTCM”.  The following table sets forth the high and low closing bid prices of our common stock for the last two calendar years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low
December 31, 2021	$0.0070	$0.0030
September 30, 2021	0.0095	0.0057
June 30, 2021	0.0140	0.0082
March 31, 2021	0.0195	0.0055
December 31, 2020	$0.0080	$0.0050
September 30, 2020	0.0065	0.0022
June 30, 2020	0.0065	0.0022
March 31, 2020	0.0134	0.0026

Holders

On December 31, 2021, the Company had approximately 580 stockholders of record, and approximately 7,358 beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, for a total of approximately 7,938 beneficial owners of shares of common stock.

Dividends

We have not declared or paid cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future.  The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, our operations, capital requirements, and overall financial condition.

Recent Sales of Equity Securities

•	We issued 295,898,288 shares in conversion of outstanding convertible promissory notes.
•	We issued 214,125,000 shares for services.
•	We issued 6,600,000 shares as enticement for certain loans.
•	We issued 1,379,510,380 shares for the conversion of Series D Preferred Stock to common.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2021 and December 31, 2020. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the fiscal years ended December 31, 2021 and December 31, 2020.

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

The Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2021 and December 31, 2020, have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. We had negative cash flows from operations of $1,249,760 and $910,344 for the years ended December 31, 2021 and 2020, respectively, with recurring losses and negative working capital of $4,644,642 and $3,867,587 as at December 31, 2021 and 2020, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations for the Years ended December 31, 2021 and 2020

Net Comprehensive Loss

The Company realized a net comprehensive loss of 5,026,747 for the year ended December 31, 2021 compared to a net comprehensive loss of $2,874,525 for the year ended December 31, 2020.

Revenue and Cost of Sales

The Company recognized $262 in revenue for the year ended December 31, 2021 versus $1,015 in 2020. The company has two sources of revenues:  the online sales platform in which we take a 2% fee for all merchant sales made on the platform and promotional products such a t-shirts.  Cost of sales were $79 and $371 for the years ended December 31, 2021 and 2020, respectively.

Operating Expenses

The Company’s total operating expenses for the year ended December 31, 2021 were $4,267,148 compared to $1,625,789 for the year ended December 31, 2020, an increase of  $2,641,359.

For the year ended December 31, 2021, the Company incurred general and administrative expenses of $2,862,773 compared to $607,274 for the year ended December 31, 2020, an increase of $2,255,499 (371%).

The following table sets out the material components of the Company’s general and administrative expenses for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
Category of General and Administrative Expense	2021	2020
Legal and accounting fees	$132,486	$129,329
Consulting	138,385	85,860
Other professional services	97,847	77,053
Office and occupancy costs	9,897	27,422
Arknet license fees	200,000	200,000
Advertising and promotion	2,261,963	64,764
Depreciation and amortization	14,482	3,621
Other	7,713	19,225
	$2,862,773	$607,274

The vast majority of change from 2020 to 2021 was in advertising and promotion (an increase of 2,197,199, or a 97% increase).  Most of this increase resulted from our issuance of 198,000,000 shares issued to a supplier to pay for media buys which resulted in a charge to Advertising and Promotion of $1,980,000.

Research and development

Research and development costs were $1,239,133 in 2021 versus $1,014,894 in 2019 owing to increased development activity.

Bad Debt Expense

On June 8, 2021, we loaned a board member $150,000 on a promissory note which was due upon demand.  The company made demand for re-payment and the board member defaulted on the note.  At the time of default, $760, in interest had accrued.  We charged the entirety of principal and interest to Bad Debt Expense.  We had no such item in 2020.

Depreciation Expense

We had depreciation expense of $14,482 for the year ended December 31, 2021 as opposed to $3,621 for the previous year. The depreciation expense is due to our acquiring, in October, 2020, a hand-held self-positioning white light scanner system that we use to showcase products on our website.

Other Expenses

During the year ended December 31, 2020, we recorded a gain of $105,000 on our settlement of the McRae affair (See Note 6 to the financial statements).  We had no such gains in the current year.

During the year ended December 31, 2021, we had losses on settlements of debt of $225.  We had no such losses in the previous year.

The Company recorded $1,238,843 of interest expense during the year ended December 31, 2021 versus $1,021,100 during the previous year.  Most of the increase is due to an increase in debt levels.

During the year ended December 31, 2020, we had $37,267 of losses on conversion of debt.  During 2021, we had no such losses.

During the year ended December 31, 2021, we recorded loss on changes in the value of our derivative liabilities in the amount of $1,238,843 compared to a loss of $1,021,100 for the year ended December 31, 2020.

Other Comprehensive Loss

At each balance sheet date, transactions and balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in other comprehensive income. The Company recorded a translation gain of $53,444 for the year ended December 31, 2021, compared to a loss of $80,201 for the year ended December 31, 2020. These amounts are included in the Company’s statement of operations as foreign currency gain (loss) for the respective years.

Liquidity and Capital Resources

As of the date of this report, the Company has generated only minimal revenues and is not profitable. The Company’s operations to date have been funded primarily by private placements of common stock and convertible notes, as well as by loans from its management and controlling stockholders.

As at December 31, 2021, the Company had $119,466 in cash and $4,764,108 in current liabilities resulting in a working capital deficit of $4,644,642. The Company is not currently able to maintain its operations through its existing cash balances and internally generated cash flows. Moreover, we have determined that the current capital structure of the Company is not adequate to fund its planned growth.

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

Operating Activities

During the year ended December 31, 2021, the Company used net cash of $1,249,760 in operating activities compared to $910,344 for the year ended December 31, 2020. The decrease was primarily attributable to decreased net losses.

The Company’s average monthly cash burn rate was $104,000 during the year ended December 31, 2021, compared to $75,862 for the year ended December 31, 2020. Subject to the success of the Company’s financing activities, we expect to increase operating activities in the coming year with a concomitant increase in the Company’s monthly burn rate. We will not be able to predict the increase to our burn rate until we have determined the outcomes of our financing activities.

Investing Activities

The Company purchased on hend-held self-positioning white light scanner system during the year ended December 31, 2020.  The original cost was $43,447.

Financing Activities

The Company received net cash of $1,439,902 from financing activities during the year ended December 31, 2021, consisting primarily from the issuance of convertible notes. During the year ended December 31, 2020, we received a net of $1,125,215 from financing activities which, again, we primarily from the issue of convertible notes.  We expect to continue our financing activities to fund our operations until such time as the Company’s technologies are commercialized and we generate revenue on a profitable basis.

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

Item 8.  Financial Statements and Supplemental Data

Reference is made to the following in the Financial Section of this report:

*   Consolidated financial statements, together with the report thereon of M&K CPAS, PLLC dated March 24, 2022 (PCAOB ID 2738), beginning with the section entitled "Report of Independent Registered Public Accounting Firm" and continuing through "Note 8 - Subsequent Events";

*   Financial Statement Schedules have been omitted because they are not applicable, or the required information is shown in the consolidation financial statements or notes thereto.

To the Board of Directors and

Stockholders of Tautachrome, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tautachrome, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in  stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2008.

Houston, TX

March 24, 2022

TAUTACRHOME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	12/31/2021	12/31/2020
ASSETS
Current assets:
Cash	$119,466	$114,527
Total current assets	119,466	114,527

Non-current assets:
Property, plant and equipment, net	25,344	39,826
TOTAL ASSETS	$144,810	$154,353

LIABILITIES
Accounts payable and accrued expenses	$813,024	$789,052
Accounts payable - related party	706,476	510,313
Loans from related parties	103,640	104,762
Convertible notes payable - related party, net	70,392	50,094
Short-term convertible notes payable, net	1,637,812	999,406
Convertible notes payable in default	32,000	32,000
Short-term notes payable	15,989	16,957
Derivative liability	1,384,775	1,479,530
Total current liabilities	4,764,108	3,982,114

Long-term convertible notes payable, related party, net	14,996	10,080
Total non-current liabilities	14,996	10,080

TOTAL LIABILITIES	4,779,104	3,992,194
STOCKHOLDERS' DEFICIT
Series D Convertible Preferred, par value $0.0001. 13,795,104 shares authorized, zero and 13,795,104 shares issued and outstanding at December 31, 2021 and 2020, respectively.	-	1,380
Series E Convertible Preferred Stock, par value $0.0001. 40,000 shares authorized, 40,000 shares outstanding at December 31, 2021 and 2020, respectively	4	4
Series F Convertible Preferred Stock, par value $0.00001. 290,400 shares authorized, 290,400 shares issued and outstanding at December 31, 2021 and 2020, respectively	30	30
Common stock, $0.00001 par value. 6.5 billion shares authorized. 5,866,608,915 and 4,120,475,247 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	58,666	41,205
Additional paid in capital	15,337,300	11,427,087
Common stock payable	640,584	336,584
Accumulated deficit	(20,742,160)	(15,661,969)
Effect of foreign currency exchange	71,282	17,838
TOTAL STOCKHOLDERS' DEFICIT	(4,634,294)	(3,837,841)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$144,810	$154,353

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020

REVENUES
Online sales platform	$22	$149
Products	240	866
Total revenues	262	1,015
Cost of sales	79	371
Gross profit	183	644

OPERATING EXPENSES
General and administrative	$2,862,773	$607,274
Bad debt expense	150,760	-
Depreciation expense	14,482	3,621
Research and development	1,239,133	1,014,894
Total operating expenses	4,267,148	1,625,789

Operating loss	(4,266,965)	(1,625,145)

OTHER INCOME / (EXPENSE)
Gain on litigation	-	105,000
Loss on settlement of debt	(225)	-
Interest expense	(1,238,843)	(1,021,100)
Change in value of derivatives	425,842	(215,812)
Loss on conversion of debt	-	(37,267)
Total other	(813,226)	(1,169,179)
Net loss	$(5,080,191)	$(2,794,324)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	53,444	(80,201)
Net comprehensive income or (loss)	$(5,026,747)	$(2,874,525)

Net (loss) or income per common share
Basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and fully diluted	4,721,741,017	3,891,303,488

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC.  AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

From December 31, 2019 to December 31, 2021

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid in	Stock	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Total
Balance, 12/31/19	3,504,460,889	$35,045	13,795,104	$1,380	-	$-	-	$-	$6,095,053	$2,066,584	$98,039	$(12,867,645)	$(4,571,544)

Shares issued for conversion of debt	560,931,025	5,609	-	-	-	-	-	-	843,752	-	-	-	849,361
Shares issued for services	3,333,333	33	-	-	-	-	-	-	19,967	-	-	-	20,000
Shares issued for cash	1,750,000	18	-	-	-	-	-	-	3,482	-	-	-	3,500
Shares issued to settle legal claim	50,000,000	500	-	-	-	-	-	-	144,500	-	-	-	145,000
Issue Series E preferred shares	-	-	-	-	40,000	4	-	-	1,836,996	(1,837,000)	-	-	-
Issue Series F preferred shares	-	-	-	-	-	-	290,397	30	625,235	-	-	-	625,265
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	1,844,424	-	1,837	-	1,844,424
Shares earned by consultants	-	-	-	-	-	-	-	-	-	107,000	-	-	107,000
Imputed interest	-	-	-	-	-	-	-	-	13,678	-	-	-	13,678
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	(80,201)	-	(80,201)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,794,324)	(2,794,324)
Balance, December 31, 2020	4,120,475,247	$41,205	13,495,104	$1,380	40,000	4	290,397	30	$11,427,087	$336,584	$17,838	$(15,661,969)	$(3,837,841)

Shares issued for conversion of debt	295,898,288	2,959	-	-	-	-	-	-	1,087,086	-	-	-	1,090,045
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	650,208	-	-	-	650,208
Shares issued for services	214,125,000	2,141	-	-	-	-	-	-	2,116,384	(2,111,400)	-	-	7,125
Shares issued as enticement for loan	6,600,000	66	-	-	-	-	-	-	56,749	-	-	-	56,815
Shares issued to convert Series D preferred to common	1,379,510,380	13,795	(13,795,104)	(1,380)	-	-	-	-	(12,415)	-	-	-	-
Shares retired by Chief Executive Officer	(150,000,000)	(1,500)	-	-	-	-	-	-	1,500	-	-	-	-
Stock payable for services	-	-	-	-	-	-	-	-	-	2,415,400	-	-	2,415,400
Imputed interest	-	-	-	-	-	-	-	-	10,701	-	-	-	10,701
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	53,444	-	53,444
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,080,191)	(5,080,191)
Balance, December 31, 2021	5,866,608,915	$58,666	-	$-	40,000	$4	290,397	$30	$15,337,300	$640,584	$71,282	$(20,742,160)	$(4,634,294)

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,080,191)	$(2,794,324)
Stock-based compensation	2,422,525	127,000
Depreciation, depletion and amortization	14,482	3,621
Loss on debt conversions	-	37,267
Gain on litigation	-	(105,000)
Change in fair value of derivative	(425,842)	215,812
Loss on debt settlements	225
Amortization of discounts on notes payable	1,092,397	902,653
Imputed interest	10,701	13,678
Bad debt expense	150,760	-

Changes in operating assets and liabilities:
Prepaid expenses	-	403
Accounts receivable	(760)	-
Accounts payable and accrued expenses	368,943	428,546
Accounts payable - related party	197,000	260,000
Net cash used in operating activities	(1,249,760)	(910,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Accumen	(150,000)	-
Acquisitions of property, plant and equipment	-	(43,447)
Net cash used in investing activities	(150,000)	(43,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	3,500
Proceeds from convertible notes payable	1,416,000	660,000
Proceeds from convertible notes payable, related party	40,000	488,000
Payment of expenses by related parties	6,000	36,172
Proceeds from related-party loans	-	2,417
Principal payments on related-party loans	(22,098)	(64,874)
Net cash provided by financing activities	1,439,902	1,125,215

Effect of exchange rate changes on cash and cash equivalents	(35,203)	(88,263)

Net increase/(decrease) in cash	4,939	83,161
Cash and equivalents - beginning of period	114,527	31,366
Cash and equivalents - end of period	$119,466	$114,527

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$1,102,110	$617,400
Conversion of debt to common stock	$1,090,045	$812,094
Settlement of derivative liability	$650,208	$1,844,424
Shares issued for trade debts	$-	$145,000
Shares issued for stock payable	$2,111,400	$1,837,000
Conversion of debt to preferred stock, related party	$-	$625,265
Shares for debt enticement	$56,815	$-
Preferred for common shares	$13,795	$-
Shares retired	$1,500	$-
Accounts payable settled with convertible note	$247,426	$-
Initial derivative	$981,295	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote. There were no cash equivalents as of December 31, 2021 and 2020.

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

At December 31, 2021 and 2020, we had total liabilities of $4,779,104 and $3,992,194, respectively. Of this amount, only the derivative liabilities of $1,384,775 and 1,479,530, respectively ,were calculated using level 3 inputs. All other liabilities were calculated using level 1 inputs.

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

See Note 7 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2021 and 2020.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $1,249,760 and $910,344 for the years ended December 31, 2021 and 2020, respectively, and have experienced recurring losses, and negative working capital at December 31, 2020 and 2019. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 3 – Related Party Transactions

For the year ended December 31, 2021, we accrued $4,901 of interest to the 22nd Trust (the “Trust”), the trustee of whom is Sonny Nugent, the son of our former Chief Executive Officer, Micheal Nugent. The outstanding balances of unpaid principal and interest at December 31, 2021 and 2020 were $99,059 and $35,208, respectively.

Additionally, we owe the Trust $17,857 in expense advances made in previous fiscal years which are not accruing interest.

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

As of December 31, 2021, we have accrued the $500,000 initial license and annual maintenance fees.

During the year ended December 31, 2019, the company entered into an arrangement with a ARknet whereby the holder of the Crypto-note was paid in common shares of Arknet. We reclassified the $100,000 Crypto-note to an advance by the Company to ARknet.

The Company has an employment agreement with Dr. Jon Leonard, the Company’s Chief Executive Officer at a compensation rate of $60,000 (which increases 5% per year) and six weeks per year of paid vacation. Payment and vacation benefits began to accrue in June, 2019. For the year ended December 31, 2021, we accrued $60,000 pursuant to this employment agreement, made cash compensation payments of $43,000 and owe him $92,000 of unpaid compensation at December 31, 2021.

Between October 1, 2019 and July 15,2020, we borrowed $610,500 from Arknet, a related party. On September 1, 2020, we retired all twelve Arknet convertible notes by issuing 290,397 F Series Convertible Preferred shares (see Note 3). We reduced our liability to Arknet in the amount of $610,500 in principal and $14,735 in interest.

At December 31, 2020, Accounts Payable – Related Party was comprised of the following:

•	$95,000 of accrued salary owed to our Chief Executive Officer.
•	$400,000 due to Arknet. $300,000 of this amount was due to our technology lease obligations to them and $100,000 was due to the conversion of a crypto-note payable, written in 2018 and converted to Arknet debt in 2019.
•	$13,998 of unreimbursed expenses paid on behalf of the Company by the 22nd Trust in previous years.
•	$1,315 of other accrued related-party expenses.

At December 31, 2021, Accounts Payable – Related Party was comprised of the following:

•	$92,000 of accrued salary owed to our Chief Executive Officer
•	$600,000 due to Arknet. $500,000 of this amount was due to our technology lease obligations to them and $100,000 was due to the conversion of a crypto-note payable, written in 2018 and converted to Arknet debt in 2019
•	$12,392 of unreimbursed expenses paid on behalf of the Company by the 22nd Trust in previous years.
•	$2,084 of other accrued related-party expenses.

At December 31, 2020, Loans from Related Parties was comprised of the following:

•	A $5,000 advance to the Company in 2018 that has not been formalized into a promissory note.
•	$80,107 of debts to Michael Nugent, our former Chief Executive Officer for conversion of 39,312 Convertible Preferred Class B shares in 2015.
•	Cash Loans from the 22nd Trust in the amount of $19,655 made through 2015.

At December 31, 2021, Loans from Related Parties was comprised of the following:

•	A $5,000 advance to the Company in 2018 that has not been formalized into a promissory note.
•	$80,107 of debts to Michael Nugent, our former Chief Executive Officer for conversion of 39,312 Convertible Preferred Class B shares in 2015.
•	Cash Loans from the 22nd Trust in the amount of $18,533 made through 2015.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N. Leonard under which the Company may borrow such money from Dr. Leonard as Dr. Leonard in his sole discretion is willing to loan.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $177 was recorded as additional paid-in capital for the year ended December 31, 2021. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

During the year ended December 31, 2021, we repaid $22,098 to Dr. Leonard. Dr. Leonard also paid company expenses of $6,000. At December 31, 2021, the balanced owed Dr. Leonard was $419.

Ending balances in related party accounts payable is $706,476.

For ending balances in this category, see Note 5.

We issued 1,379,510,380 common shares to insiders retiring 13,795,104 shares of Series D preferred stock (see Note 4).

At December 31, 2021, we owed $70,392 of related-party notes which are convertible into common stock, of which $69,973 is owed to David LaMountain, Our Chief Operating Officer and $419.. to Dr. Jon Leonard, our Chief Executive Officer. As of December 31, 2021, all discounts on this items had been fully amortized. During the year ended September 30, 2021, we amortized $26,316 of discounts to interest expense from this category.

At December 31, 2021 we owed a convertible note to ArKnet (the only note classified as long-term) in the amount of $40,000, which is reported net of unamortized discounts of $25,004 or $14,996. The note is convertible at $0.006.

Common Stock

On December 29, 2021, Dr. Jon Leonard, our Chief Executive Officer, retired 150,000,000 shares of common stock.

Note 4 – Capital

Common Stock

During the year ended December 31, 2020, we issued 616,014,358 shares as follows:

•	We issued 560,931,025 shares in conversion of outstanding convertible promissory notes. We recorded a reduction of the balance of these notes of $770,081 of principal, $42,016 of interest, and recorded a loss on conversion of $37,267. As part of these conversions, we retired $782,972 of associated derivative liabilities which we included in Additional Paid in Capital.
•	1,750,000 shares of common stock for $3,500 in cash.
•	50,000,000 shares of common stock to settle the McRae lawsuit (see Note 6).
•	3,333,333 shares of common stock for services. We valued the shares at their grant date fair values and included $20,000 in general and administrative expenses.

During the year ended December 31, 2021, we issued

•	295,898,288 shares in conversion of $1,045,000 of principal and $45,045 of interest. We realized no gain or loss on the conversions.
•	214,125,000 shares to pay contractors for marketing campaigns. As a result, we charged general and administrative expenses with $2,118,525. We valued the issuances at the fair-value grant date. Of the $2,118,525 charged to general and administrative expenses, $2,111,400 we charged to expense in previous periods.
•	6,600,000 to a creditor as an enticement to enter into three convertible promissory notes whose principal amounts were $1,125,000 in the aggregate. The grant-date fair value of these enticements were $56,815 and are accounted for as debt discounts.
•	1,379,510,380 shares to convert all of the issued and outstanding Preferred D series shares into common stock according to the terms of the agreement. We recognized no gain or loss on the conversion.
•	A negative 150,000,000 shares which were retired from our Chief Executive Officer, Jon Leonard.

Stocks Payable

•	We maintain a stock payable for an individual who wished to convert to 2,142,857 shares but is delaying receipt for tax reasons. The dollar balance in the Stock Payable account for this individual is $10,586.
•	We owe 3,655,666 shares to a consultant for work performed during 2019 and 2020. The balance in this Stock Payable account is $28,300.
•	We owe 3,500,000 to a consultant who did work during 2017 and 2018. That amount in the Stock Payable category is represented as $46,060.
•	We owe 83,351,522 shares to one of our two software development groups pursuant to our agreement with them. This amount is represented in the Stock Payable category as $526,075.
•	We owe $4,563 in common stock to our other software development group for work performed in 2020. The number of shares is contingent upon the stock price at the time of payout.
•	We owe $25,000 in stock to a marketing consultant whose number of shares is contingent upon the stock price at the time of payout.

Imputed Interest

Several of our loans were made without any nominal interest. As such, we imputed interest at 8% to these loans, crediting Additional Paid in Capital and charging Interest Expense. For the year ended December 31, 2021 and 2020, these amounted to $10,701 and $13,678, respectively.

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

In September, 2020 we issued 290,397 Series F Preferred shares in retirement of twelve convertible promissory notes to Arknet. In so doing, we reduced our liability to them in the amount of $610,500 of principal and $14,735 in interest. Each share of Series F preferred is convertible into 1,000 shares of common stock. This series of preferred shares have the following rights, limitations, restrictions and privileges:

•	They are not entitled to dividends unless all other classes of dividends have been paid,
•	They are entitled to no liquidation rights.

In October, 2016 we issued 13,795,104 shares of Series D preferred stock to our (then) directors in exchange for 1,379,510,380 shares of common stock. This series of preferred stock was subject to two separate rights to convert to common stock. The first could be elected by the shareholder if the stock sold for greater than $3 per share. The second was automatic and would not be trigger until October 5, 2021. On that date, the original 1,379,510,380 common shares were issued retiring the Series D preferred stock. There was no gain or loss on the conversion because the value of the common shares issued equaled the value of the Series D Preferred shares.

Note 5 - Debt

Our debt in certain categories went from $2,692,829 at December 31, 2020 to $3,259,604 at December 31, 2021 as follows:

	12/31/21	12/31/20
Loans from related parties	$103,640	$104,762
Convertible notes payable, related party	70,392	50,094
Short-term convertible notes payable, net	1,637,812	999,406
Convertible notes payable in default	32,000	32,000
Short-term notes payable	15,989	16,957
Derivative liability	1,384,775	1,479,530
Long-term convertible notes payable, related party	14,996	10,080
Totals	$3,259,604	$2,692,829

Loans from related parties

2020

Loans from related parties consists of a $5,000 advance made by an officer of the Company and $99,762 owed to the Twenty-Second Trust.

We also owe $69,973 to another officer for loans he made to the company. The notes bear interest at 5% and may convert at $0.0025 per share.

2021

Loans from related parties consists of a $5,000 advance made by an officer of the Company and $98,640 owed to the Twenty-Second Trust.

Convertible notes payable – related party, net

2020

At December 31, 2020 we owed $50,318 of related-party notes which are convertible into common stock, of which $33,801 is owed to David LaMountain, Our Chief Operating Officer and $16,517 to Dr. Jon Leonard, our Chief Executive Officer. At December 31, 2020, unamortized discounts amounted to $224.

2021

Short-term portion - At December 31, 2021, we owed $70,392 of related-party notes which are convertible into common stock, of which $69,973 is owed to David LaMountain, Our Chief Operating Officer and $419 to Dr. Jon Leonard, our Chief Executive Officer. As of December 31, 2021, all discounts on this items had been fully amortized. During the year ended December 31, 2021, we amortized $26,316 of discounts to interest expense from this category.

Long-term portion - Additionally at December 31, 2021, we owed $40,000 to ArKnet. Unamortized discounts at December 31, 2021 was $25,004 (for a net of $14,996). During the year ended December 31, 2021, we amortized $7,662 from this category.

Short-term convertible notes payable – third-party, net

2020

Unpaid principal on short-term convertible notes payable at December 31, 2020 was $1,487,919, net of discounts of $488,513 (or $999,406).

We had three convertible promissory notes which are in default at December 31, 2020 totaling $32,000. There are no discount balances on these notes.

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

2021

Unpaid principal on short-term convertible notes payable at December 31, 2021 was $2,137,349, net of discounts of $499,537 (or $1637,812).

We have three convertible promissory notes which are in default at December 31, 2021 totaling $32,000. There are no discount balances on these notes.

During the year ended December 31, 2021 we issued 220,978,521 shares to convert five outstanding convertible notes in their entirety and 220,978,521 shares to convert a portion of another. We reduced unpaid principal by $1,045,000 and unpaid interest by $45,045. There was no gain or loss related to the conversions.

During the year ended December 31, 2021, we issued the following promissory notes:

•	we issued a promissory note in the amount of $220,000, receiving proceeds of $208,000. The note matures February 17, 2022 and bears interest at 8% (24% default rate). They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion.

•	we issued a promissory note in the amount of $520,000, receiving proceeds of $500,000 with a discount of $136,844. The note matures September 3, 2022 and bears interest at 8%. They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion. We recorded a discount of $344,816 upon issuance consisting of 28,875 for the fair value of the 2,750,000 shares issued to entice the lender, an original issue discount of $20,000 and the initial derivative of $295,941. We amortized $283,590 of this discount to interest expense during the year ended December 31, 2021.

•	we issued a convertible note to a software developer to convert $247,426 of outstanding accounts payable into a convertible note. The initial derivative associated with this instrument was $109,247 of which we have amortized $55,248 as of December 31, 2021. The note is convertible at $0.008265 and is due September 3, 2022.

•	we issued a promissory note in the amount of $520,000, receiving proceeds of $500,000. The note matures August 17, 2022 and bears interest at 8%. They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion. We recorded a discount of $338,842 upon issuance consisting of 23,650 for the fair value of the 2,750,000 shares issued to entice the lender, an original issue discount of $20,000 and the initial derivative of $295,192. We amortized $87,035 of this discount to interest expense during the year ended December 31, 2021.

•	we issued a promissory note in the amount of $220,000, receiving proceeds of $208,000. The note matures December 28, 2022 and bears interest at 8%. They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion. We recorded a discount of $139,695 upon issuance consisting of $4,290 for the fair value of the 1,100,000 shares issued to entice the lender, an Original issue discount of $7,000, $5,000 of associated legal fees and the initial derivative of $123,405. We amortized $7,189 of this discount to interest expense during the year ended December 31, 2021.

During the years ended December 31, 2020 and 2021, we amortized a total of $902,653 and $1,051,230, respectively, to interest expense from this category.

Changes in Short-term convertible notes payable, net is as follows:

	US Dollar Denominated Notes	US Dollar Denominated Discounts	AU$ Denominated Notes	Total
Balance, December 31, 2020	$910,030	$(488,513)	$577,889	$999,406
Proceeds from new debt	1,416,000	-	-	1,416,000
Original issue discounts	64,000	-	-	64,000
Conversion to common stock	(1,045,000)	-	-	(1,045,000)
Conversion from accounts payable to note payable	247,426	-	-	247,426
New discounts	-	(1,069,443)	-	(1,069,443)
Discount amortization	-	1,058,419	-	1,058,419
Effect of changes in foreign currency	-	-	(32,996)	(32,996)
Balance, December 31, 2021	$1,592,456	$(499,537)	$544,893	$1,637,812

Short-term notes payable

At December 31, 2021, we owed AU$22,000 (US$15,989) to three Australian investors on promissory notes which contain no conversion privileges.

Long-term convertible notes payable, net

There are no long-term convertible notes payable as all convertible notes have been reclassified either to short-term or in-default.

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the year ended December 31, 2021, we imputed 10,701 of such interest. Of this amount, $179 is imputed on amounts owed to Jon Leonard, our Chief Executive Officer, and $10,522 was imputed on twenty eight outstanding loans in Australia.

Derivative liabilities

The above-referenced convertible promissory notes issued during the year ended December 31, 2021 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions.

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

The Company issued certain fixed-rate convertible Subscription Notes from 2015 through December 31, 2021 in the United States and Australia These convertible notes have become tainted (“The Tainted Notes”) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through December 31, 2021. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.0060 to $0.00450 in this period would fluctuate with the Company projected volatility.
•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.
•	The effective discounts rates estimated throughout the periods are 37%.
•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.
•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 143.0% – 178% (annualized over the term remaining for each valuation).
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.
•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.
•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rates on the six instruments issued during the year ended December 31, 2021 range from 7% to 564%. The effective interest rates for the fifteen instruments issued during the year ended December 31, 2020 range from 49% to 132%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At December 31, 2021, we determined the fair value of these derivatives were $1,384,775.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2019	$1,479,530
Changes due to new issuances	981,295
Changes due to extinguishments	(650,208)
Changes due to adjustment to fair value	(425,842)
Balance, December 31, 2019	$1,384,775

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

Note 7 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	12/31/21	12/31/20
Net operating loss carry-forward	$8,095,091	$6,114,681

Deferred tax asset	$1,699,969	$1,284,083
Valuation allowance	(1,699,969)	(1,284,083)
Net future income taxes	$-	$-

Deferred taxes for 2021 and 2020 are calculated using a marginal tax rate of 21%.

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

Note 8 – Subsequent Events

On January 13, 2022, we issued 1,000,000 shares in conversion of one Australian convertible promissory note.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 Framework”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

As of December 31, 2021, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of December 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of December 31, 2021, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during quarterly period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position(s)	Age	Held Position(s) Since

Dr. Jon N. Leonard	President	81	May 21, 2015
	Chief Executive Officer Director
	Chief Financial Officer
	Director

David LaMountain	Director	36	October 10, 2019
	Chief Operations Operator

Frank R. Antenori	Director	39	September 17, 2021

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

Frank R. Antenori

Mr. Antenori is a decorated U.S. Army Special Forces Green Beret and highly qualified executive manager with more than 37 years of combined experience in private and government Program Management, Business Development, Financial Management and Public Relations. He is as an internationally known author of the book “Roughneck Nine-One: The extraordinary Story of a Special Forces A-Team at War,” based on his engagement in the Battle of Debecka Pass in the First Iraq War. He has served as an Arizona State Senator and the Arizona Senate Majority Whip. He is also a highly sought-after public speaker. Frank has a Master’s of Business Administration from the Grand Canyon University in Phoenix, and the Pre-Med Bachelors of Health Sciences and Biology from Campbell University in North Carolina. Frank also has numerous corporate, legislative and military honors and awards.

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

37

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

Board of Directors and Committees

At December 31, 2020, our Board of Directors presently consisted of three members: Dr. Jon Leonard, David LaMountain and Frank Antenori. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions, and provide that the Board of Directors may be expanded by Board action. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

Delinquent Section 16(a) Reports

The following table identifies each person who, at any time during the fiscal year ended December 31, 2020, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Dr. Jon Leonard	0	0	0
David LaMountain	0	0	0
Frank Antenori	0	0	0

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

Item 11. Executive Compensation

Summary Compensation

Except for the employment agreement for CEO Dr. Jon N Leonard described below, during the years ended December 31, 2021 and 2020, no salary, bonus or other compensation was awarded or earned. However, Jon Leonard was partially paid his accrued salary. Payments to him during 2021 amounted to $43,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 4, 2022, information concerning ownership of our voting shares by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Common		Preferred E3		Preferred F5		% Total Voting, All
	Shares[2]	%[1]	Shares	%	Shares	%[4]	Classes

Name of Beneficial Owner

5% Owners
Michael Nugent	392,613,893	6.7%					6.7%
Arknet, Inc. (AZ Corp.)			40,000	100.0%	290,397	100.0%	40.0%

Officers and Directors
Dr. Jon Leonard	1,237,829,545	21.1%					21.1%
David LaMountain	43,177,151	0.7%					0.7%
Frank Antenori	1,000,000	0.0%					0.0%

Directors and Officers and as Group	1,282,006,696	21.8%	-	0.0%	-	0.0%	21.8%

(1)	Based on an aggregate of 5,867,608,915 shares of common stock outstanding at March 4, 2022.
(2)	Common stock holdings includes 126,166,322 shares of common stock held by California Molecular Electronics Corp., of which Dr. Leonard is the sole officer and director.
(3)	Each Preferred E share has the voting rights of all other voting shares combined, multiplied by 0.00001.
(4)	Based on an aggregate of 40,000 shares of preferred E stock outstanding at March 4, 2022.
(5)	Based on an aggregate of 290,397 shares of preferred F outstanding at March 21, 2021.

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

Item 14. Principal Accountant Fees and Services

Audit and Review Fees. We paid M&K, CPAS, PLLC for audit and review fees of $29,550 for 2020 and $28,500 for 2021.

Tax Fees. We have not paid any money for tax related services.

All Other Fees. We have not paid any money for other fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Roadships Holdings, Inc. filed as exhibit 3.1 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
3.2	Bylaws of Roadships Holdings, Inc. filed as exhibit 3.2 with our Form 8-K/A filed April 20, 2009 and incorporated herein by reference
3.3	Amended and Restated Certificate of Incorporation filed with our Form 8-K filed November 5, 2015 and incorporated herein by reference.
21.1*	Subsidiaries of the registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1*	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (18 U.S.C. section 1350)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tautachrome, Inc.

/s/ Dr. Jon Leonard
Dr. Jon Leonard	Date: March 24, 2022
Chairman, Chief Executive Officer and Chief Financial Officer

/s/ David LaMountain
David LaMountain	Date: March 24, 2022
Director, Chief Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

