Form 10-Q
period 2022-06-30
TAUTACHROME INC.
filed 2022-08-05
CIK 1389067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2022, was 5,962,823,071.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

	6/30/2022	12/31/2021
	(Unaudited)
ASSETS
Current assets:
Cash	$123	$119,466
Total current assets	123	119,466

Non-current assets:
Property, plant and equipment, net	18,102	25,344
TOTAL ASSETS	$18,225	$144,810

LIABILITIES
Accounts payable and accrued expenses	$939,530	$813,024
Accounts payable - related party	856,181	706,476
Loans from related parties	102,713	103,640
Convertible notes payable - related party, net	70,392	70,392
Short-term convertible notes payable, net	1,543,923	1,637,812
Convertible notes payable in default	341,000	32,000
Short-term notes payable, net	64,174	15,989
Derivative liability	803,874	1,384,775
Total current liabilities	4,721,787	4,764,108

Long-term convertible notes payable, net	49,029	-
Long-term convertible notes payable, related party, net	26,746	14,996
Total non-current liabilities	75,775	14,996

TOTAL LIABILITIES	$4,797,562	$4,779,104
STOCKHOLDERS' DEFICIT
Series E Convertible Preferred Stock, par value $0.0001. 40,000 shares authorized, 40,000 shares outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Series F Convertible Preferred Stock, par value $0.00001. 290,400 shares authorized, 290,400 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	30	30
Common stock, $0.00001 par value. 6.4 billion shares authorized. 5,962,823,071 and 5,866,608,915 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	59,628	58,666
Additional paid in capital	15,478,574	15,337,300
Common stock payable	727,759	640,584
Accumulated deficit	(21,161,620)	(20,742,160)
Effect of foreign currency exchange	116,288	71,282
TOTAL STOCKHOLDERS' DEFICIT	(4,779,337)	(4,634,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,225	$144,810

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

REVENUES
Online sales platform	$3	$20	2	$5
Products	30	240	-	125
Total revenues	33	260	2	130
Cost of sales	2	79	-	44
Gross profit	31	181	2	86

OPERATING EXPENSES
General and administrative	$393,851	$2,456,469	$185,471	$2,302,093
Bad debt expense	-	150,760	-	150,760
Depreciation expense	7,242	7,242	3,621	3,621
Research and development	178,377	430,109	91,495	229,334
Total operating expenses	579,470	3,044,580	280,587	2,685,808

Operating loss	(579,439)	(3,044,399)	(280,585)	(2,685,722)

OTHER INCOME / (EXPENSE)
Loss on settlement of debt	-	(225)	-	(225)
Interest expense	(437,094)	(659,052)	(211,734)	(235,282)
Change in value of derivatives	597,073	(2,262,282)	564,639	(358,835)
Total other	159,979	(2,921,559)	352,905	(594,342)
Net income or (loss)	$(419,460)	$(5,965,958)	72,320	$(3,280,064)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	45,006	28,320	73,172	16,941
Net comprehensive income or (loss)	$(374,454)	$(5,937,638)	145,492	$(3,263,123)

Net (loss) or income per common share
Basic	$-	$-	-	$-
Fully diluted	-	-	-	-

Weighted average shares outstanding
Basic	5,899,110,589	4,238,994,677	5,929,268,997	4,297,624,931
Fully diluted	5,899,110,589	4,238,994,677	6,607,286,944	4,297,624,931

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

December 31, 2020 to June 30, 2022

(Unaudited)

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid in	Stock	Other Comprehensive	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2020	4,120,475,247	$41,205	13,795,104	$1,380	40,000	$4	290,397	$30	$11,427,087	$336,584	$17,838	$(15,661,969)	$(3,837,841)

Shares issued for conversion of debt	295,898,288	2,959	-	-	-	-	-	-	1,087,086	-	-	-	1,090,045
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	650,208	-	-	-	650,208
Shares issued for services	214,125,000	2,141	-	-	-	-	-	-	2,116,384	(2,111,400)	-	-	7,125
Shares issued as enticement for loan	6,600,000	66	-	-	-	-	-	-	56,749	-	-	-	56,815
Shares issued to convert Series D preferred to common	1,379,510,380	13,795	(13,795,104)	(1,380)					(12,415)	-	-	-	-
Shares retired by Chief Executive Officer	(150,000,000)	(1,500)	-	-	-	-	-	-	1,500	-	-	-	-
Stock payable for services	-	-	-	-	-	-	-	-	-	2,415,400	-	-	2,415,400
Imputed interest	-	-	-	-	-	-	-	-	10,701	-	-	-	10,701
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	53,444	-	53,444
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,080,191)	(5,080,191)
Balance, December 31, 2021	5,866,608,915	$58,666	-	$-	40,000	4	290,397	30	$15,337,300	$640,584	$71,282	$(20,742,160)	$(4,634,294)

Shares issued for conversion of debt	94,614,156	946	-	-	-	-	-	-	88,017	-	-	-	88,963
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	45,351	-	-	-	45,351
Shares issued as enticement for loan	1,600,000	16	-	-	-	-	-	-	3,184	-	-	-	3,200
Stock payable for services	-	-	-	-	-	-	-	-	-	87,175	-	-	87,175
Imputed interest	-	-	-	-	-	-	-	-	4,729	-	-	-	4,729
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	45,006	-	45,006
Net loss	-	-	-	-	-	-	-	-	-	-	-	(419,460)	(419,460)
Balance, June 30, 2022	5,962,823,071	$59,628	-	$-	40,000	$4	290,397	$30	$15,478,581	$727,759	$116,288	$(21,161,620)	$(4,779,337)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(419,460)	$(5,965,958)
Stock-based compensation	87,175	2,233,425
Depreciation, depletion and amortization	7,242	7,242
Change in fair value of derivative	(597,073)	2,262,283
Amortization of discounts on notes payable	351,950	591,510
Imputed interest	4,729	2,830
Bad debt expense	-	150,760

Changes in operating assets and liabilities:
Accounts receivable	-	(760)
Accounts payable and accrued expenses	220,594	31,266
Accounts payable - related party	113,000	112,365
Net cash used in operating activities	(231,843)	(575,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in note receivable	-	(150,000)
Net cash used in investing activities	-	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	100,000	708,000
Proceeds from convertible notes payable, related party	-	40,000
Payment of expenses by related parties	-	6,000
Proceeds from notes payable	50,000	-
Principal payments on related-party loans	-	(21,348)
Net cash provided by financing activities	150,000	732,652

Effect of exchange rate changes on cash and cash equivalents	(37,500)	(1,184)

Net increase/(decrease) in cash	(119,343)	6,431
Cash and equivalents - beginning of period	119,466	114,527
Cash and equivalents - end of period	$123	$120,958

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$7,200	$623,573
Conversion of debt and interest to common stock	$88,963	$660,000
Settlement of derivative liability	$45,351	$376,913

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended June 30, 2022. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2021, as reported in Form 10-K filed with the SEC on March 24, 2022.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations and have experienced recurring losses, and negative working capital at June 30, 2022. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 4 – Related Party Transactions

Accounts payable – related party consists of $105,000 accrued to our CEO and Director, Dr. Jon Leonard for unpaid salary, $700,000 owed in accrued license fees to Arknet, 37,398 of interest and $13,783 owed to various members of the Nugent family.

Loans from Related Parties consists of $97,713 owed to Michael Nugent and $5,000 owed to David LaMountain, a Director.

Convertible Notes Payable, Related Party, Net consists of $70,392 that are owed to officers and directors of the company.

Long-term Convertible Notes Payable, Related Party consists of $40,000 due to Arknet with unamortized discounts of $13,254.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $8 was recorded as additional paid-in capital for the six months ended June 30, 2022. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

At June 30, 2022, the balanced owed Dr. Leonard is $419.

Note 5 – Capital

During the year ended December 31, 2021 we issued a net of 1,746,133,668 in common shares. The explanation of the nature of those issuances can be found in Note 4 of the financial statements included in our Form 10-K filed with the Securities and Exchange Commission as of December 31, 2021 and filed on March 24, 2022 and herewith included by reference.

During the six months ended June 30, 2022, we issued the following common shares:

•	94,614,156 shares converting $83,171 of principal and $5,792 in interest for convertible debt into equity. We recognized no gain or loss on the transactions.
•	1,600,000 shares an enticement for a convertible promissory note. We valued the shares at the grant date fair value and included $3,200 into equity. We accounted for the cost of these shares as a debt discount to be amortized over the life of the loan.

Stock Payable

For the six months ended June 30, 2022 we recorded stock payable to consultants of $87,175 pursuant to our contracts with them.

Other than the above, there was no change in stock payable from December 31, 2021 to June 30, 2022. The explanation of the changes and balances for the year ended December 31, 2021 can be found in Note 4 of the financial statements included in our Form 10-K filed with the Securities and Exchange Commission as of December 31, 2021 and filed on March 24, 2021 and herewith included by reference.

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the six months ended June 30, 2022, we imputed $4,722 of such interest. For the same period in 2021, we imputed $2,830.

Note 6 – Debt

Our debt in certain categories went from $3,259,604 at December 31, 2021 to $3,403,308 at June 30, 2022 as follows:

	06/30/22	12/31/21
Loans from related parties	$102,713	$103,640
Convertible notes payable, related party	70,392	70,392
Short-term convertible notes payable, net	1,543,923	1,637,812
Convertible notes payable in default	341,000	32,000
Short-term notes payable, net	64,174	15,989
Derivative liability	803,874	1,384,775
Long-term convertible notes payable, net	49,029	-
Long-term convertible notes payable, related party	26,746	14,996
Totals	$3,001,851	$3,259,604

Loans from related parties

At June 30, 2022 we owed $102,713 in related-party loans consisting of $97,713 to Michael Nugent and $5,000 owed to a related-party Board member .

Short-Term Convertible Notes Payable – Related Party

At June 30, 2022, we owed $70,392 in convertible notes payable consisting of $419 to Dr. Jon Leonard, our Chief Executive Officer and $69,973 to David LaMountain, our Chief Operating Officer.

Short-Term Convertible Notes Payable – Third-Party, Net

Unpaid principal on short-term convertible notes payable at June 30, 2022 was $1,826,182, net of discounts of $238,245 (or $1,587,937).

We have three convertible promissory notes which are in default at June 30, 2022 totaling $341,000. There are no discount balances on these notes.

Short-term notes payable

At June 30,2022, we owed AU$22,000 (US$15,189) to three Australian investors on promissory notes which contain no conversion privileges.

In addition, during the six months ended June 30, 2022 we issued a promissory note in the amount of $54,000, receiving proceeds of $50,000 and incurring an original issue discount of $4,000. On this note, we also issued 1,600,000 common shares as an enticement for this loan which we valued at $3,200, also recorded as a debt discount (for a total initial discount of $7,200). During the six months ended June 30, 2022, we amortized $2,185 of this discount.

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

The Company issued certain fixed-rate convertible Subscription Notes from 2015 through June 30, 2022 in the United States and Australia These convertible notes have become tainted (“The Tainted Notes”) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through June 30, 2022. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.00310 at June 30, 2022 which decreased to $0.00070 by June 30, 2022 and would fluctuate with the Company projected volatility.
•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.
•	The effective discounts rates estimated throughout the periods range are 37%.
•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.
•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 140% – 191% (annualized over the term remaining for each valuation).
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.
•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.
•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The effective interest rate on the only convertible instrument issued during the six months ended June 30, 2022 range was 112%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2021	$1,384,775
Changes due to new issuances	61,523
Changes due to extinguishments	(45,351)
Changes due to adjustment to fair value	(597,073)
Balance, June 30, 2022	$803,874

Note 7 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	06/30/22	12/31/21

Net operating loss carry-forward	8,667,777	8,095,091
Deferred tax asset	$1,820,233	$1,699,969
Valuation allowance	(1,820,233)	(1,699,969)
Net future income taxes	$-	$-

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

Note 8 – Subsequent Events

On July 5, 2022, we issues a convertible promissory note in the amount of $81,000. We received proceeds of $75,000 and recorded an original issue discount in the amount of $6,000 and committed to issuing 6,250,000 shares as an additional enticement.

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

Results of Operations – Six months ended June 30, 2022 versus 2021

Revenues were de minimis in both periods in 2022 and 2021.

General and administrative expenses went from $2,456,469 in 2021 to $393,851 in the current year for a decrease of $2,062,618. The vast majority of the change was 198,000,000 shares of stock issued in June, 2021 for advertisements. This did not occur in the current year.

Depreciation expense did not change from last year to this since we depreciate our only asset using the straight line method which causes depreciation expense to be the same from period to period.

Research and development expenses fell from $430,109 last year to $178,377 in the current year due to a decrease in development activities.

Interest expense fell from $659,052 in 2021 to $437,094 in 2022 ( decrease of $221,958), mostly because there were several large early payoffs of debt (in the form of conversion to common stock) occurring in the previous year requiring the full amortization of existing discount balances. Fewer such early payoffs occurred in the current year.

The change in value of our derivative liability resulted in a loss of $2,262,282 in 2021 versus a gain of $597,073 in 2022. See Note 6 to the financial statements for a calculation of these values.

During the current year we had foreign exchange gain of $44,999 versus a gain of $28,320 in the previous year, all of which are caused by fluctuations in the exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $374,461 in the current year versus $5,937,638 in the previous year are a result of the above items.

Results of Operations - Three months ended June 30, 2022 versus 2021

Revenues were de minimis in both periods in 2022 and 2021.

General and administrative expenses went from $2,302,093 in 2021 to $185,471 in the current year for a decrease of $2,116,622. The vast majority of the change was 198,000,000 shares of stock issued in June, 2021 for advertisements. This did not occur in the current year.

We had bad debt expense of $150,760 in 2021 related to a loan we made which was ultimately not repaid. We had no such occurrence in the current year.

Depreciation expense did not change from last year to this since we depreciate our only asset using the straight line method which causes depreciation expense to be the same from period to period.

Research and development expenses fell from $229,334 last year to $91,495 in the current year due to a decrease in development activities.

Interest expense fell from $235,282 in 2021 to $211,734 in 2022 ( decrease of $23,548), mostly because there were several large early payoffs of debt (in the form of conversion to common stock) occurring in the previous year requiring the full amortization of existing discount balances. Fewer such early payoffs occurred in the current year.

The value of our derivative liability resulted in a loss of $358,835 in 2021 versus a gain of $564,639 in 2022. See Note 6 to the financial statements for a calculation of these values.

During the current year we had foreign exchange gain of $73,165 versus a gain of $16,941 in the previous year, all of which are caused by fluctuations in the exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive gain and losses of a $145,485 in the current year versus $3,263,123 in the previous year are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At June 30, 2022, the Company had $123 in current assets and current liabilities totaling $4,765,801. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at June 30, 2022. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then, there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: August 1, 2022	By:	/s/ Dr. Jon Leonard
Dr. Jon Leonard Chief Executive Officer

