Form 10-Q
period 2022-09-30
TAUTACHROME INC.
filed 2022-11-21
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of November 12, 2022, was 6,159,790,554.

TAUTACHROME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

TAUTACHROME, INC.

CONSOLIDATED BALANCE SHEETS

	9/30/2022	12/31/2021
	(Unaudited)
ASSETS
Current assets:
Cash	$4,349	$119,466
Total current assets	4,349	119,466

Non-current assets:
Property, plant and equipment, net	14,481	25,344
TOTAL ASSETS	$18,830	$144,810

LIABILITIES
Accounts payable and accrued expenses	$829,827	$813,024
Accounts payable - related party	870,000	706,476
Loans from related parties	114,411	103,640
Convertible notes payable - related party, net	108,792	70,392
Short-term convertible notes payable, net	1,782,014	1,637,812
Convertible notes payable in default	279,426	32,000
Short-term notes payable, net	64,728	15,989
Derivative liability	864,404	1,384,775
Total current liabilities	4,913,602	4,764,108
Long-term convertible notes payable, related party, net	-	14,996
Total non-current liabilities	-	14,996

TOTAL LIABILITIES	$4,913,602	$4,779,104
STOCKHOLDERS' DEFICIT
Series E Convertible Preferred Stock, par value $0.0001. 40,000 shares authorized, 40,000 shares outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Series F Convertible Preferred Stock, par value $0.00001. 290,400 shares authorized, 290,400 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	30	30
Common stock, $0.00001 par value. 6.4 billion shares authorized. 6,130,285,581 and 5,866,608,915 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	61,303	58,666
Additional paid in capital	16,093,917	15,337,300
Common stock payable	164,509	640,584
Accumulated deficit	(21,388,918)	(20,742,160)
Effect of foreign currency exchange	174,383	71,282
TOTAL STOCKHOLDERS' DEFICIT	(4,894,772)	(4,634,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,830	$144,810

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

REVENUES
Online sales platform	$3	$22	-	$5
Products	30	240	-	125
Total revenues	33	262	-	130
Cost of sales	2	79	-	44
Gross profit	31	183	-	86

OPERATING EXPENSES
General and administrative	$488,378	$2,648,982	$94,527	$2,302,093
Bad debt expense	-	150,760	-	150,760
Depreciation expense	10,863	10,863	3,621	3,621
Research and development	179,550	812,680	1,173	229,334
Total operating expenses	678,791	3,623,285	99,321	2,685,808

Operating loss	(678,760)	(3,623,102)	(99,321)	(2,685,722)

OTHER INCOME / (EXPENSE)
Gain/(loss) on settlement of debt	108,087	(225)	108,087	(225)
Interest expense	(653,367)	(889,289)	(216,273)	(235,282)
Change in value of derivatives	577,282	(201,952)	(19,791)	(358,835)
Total other	(32,002)	(1,091,466)	(127,977)	(594,342)
Net income or (loss)	$(646,758)	$(4,714,568)	(227,298)	$(3,280,064)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	103,101	58,038	58,095	16,941
Net comprehensive income or (loss)	$(543,657)	$(4,656,530)	(169,203)	$(3,263,123)

Net (loss) or income per common share
Basic and fully diluted	$-	$-	-	$-
Weighted average shares outstanding
Basic and fully diluted	5,951,710,394	4,336,530,997	6,055,194,793	4,528,423,105

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
DECEMBER 31, 2020 TO SEPTEMBER 30, 2022
(UNAUDITED)

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid in	Stock	Other Comprehensive	Accumulated	Total Stockholders' Equity /
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Payable	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2020	4,120,475,247	$41,205	13,795,104	$1,380	40,000	$4	290,397	$30	$11,427,087	$336,584	$17,838	$(15,661,969)	$(3,837,841)

Shares issued for conversion of debt	295,898,288	2,959	-	-	-	-	-	-	1,087,086	-	-	-	1,090,045
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	650,208	-	-	-	650,208
Shares issued for services	214,125,000	2,141	-	-	-	-	-	-	2,116,384	(2,111,400)	-	-	7,125
Shares issued as enticement for loan	6,600,000	66	-	-	-	-	-	-	56,749	-	-	-	56,815
Shares issued to convert Series D preferred to common	1,379,510,380	13,795	(13,795,104)	(1,380)					(12,415)	-	-	-	-
Shares retired by Chief Executive Officer	(150,000,000)	(1,500)	-	-	-	-	-	-	1,500	-	-	-	-
Stock payable for services	-	-	-	-	-	-	-	-	-	2,415,400	-	-	2,415,400
Imputed interest	-	-	-	-	-	-	-	-	10,701	-	-	-	10,701
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	53,444	-	53,444
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,080,191)	(5,080,191)
Balance, December 31, 2021	5,866,608,915	$58,666	-	$-	40,000	4	290,397	30	$15,337,300	$640,584	$71,282	$(20,742,160)	$(4,634,294)

Shares issued for conversion of debt	120,693,732	1,207	-	-	-	-	-	-	97,614	-	-	-	98,821
Shares issued for conversion of accounts payable	33,236,858	1,321	-	-	-	-	-	-	28,581	-	-	-	28,913
Shares issued for stock payable	98,896,076	989	-	-	-	-	-	-	562,261	(563,250)	-	-	-
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	50,533	-	-	-	50,533
Shares issued to Director	3,000,000	30							2,670			-	2,700
Shares issued as enticement for loan	7,850,000	79	-	-	-	-	-	-	8,121	-	-	-	8,200
Stock payable for services	-	-	-	-	-	-	-	-	-	87,175	-	-	87,175
Imputed interest	-	-	-	-	-	-	-	-	6,837	-	-	-	6,837
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	103,101	-	103,101
Net loss	-	-	-	-	-	-	-	-	-	-	-	(646,758)	(754,845)
Balance, September 30, 2022	6,130,285,581	$61,303	-	$-	40,000	$4	290,397	$30	$16,093,917	$164,509	$174,383	$(21,388,918)	$(4,894,772)

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(646,758)	$(4,714,568)
Stock-based compensation	89,875	2,338,575
Depreciation, depletion and amortization	10,863	10,863
Change in fair value of derivative	(577,282)	201,952
Gain on debt settlements	(108,087)	-
Amortization of discounts on notes payable	511,603	784,023
Imputed interest	6,837	8,048
Bad debt expense	-	150,760

Changes in operating assets and liabilities:
Accounts receivable	-	(760)
Accounts payable and accrued expenses	17,850	169,981
Accounts payable - related party	178,000	165,000
Net cash used in operating activities	(517,099)	(886,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property, plant and equipment	-	(150,000)
Net cash used in investing activities	-	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	175,000	1,208,000
Proceeds from convertible notes payable, related party	-	40,000
Principal payments on convertible notes payable	(1,600)	-
Payment of expenses by related parties	-	6,000
Proceeds from notes payable	50,000	-
Principal payments on related-party loans	-	(21,348)
Net cash provided by financing activities	223,400	1,232,652

Effect of exchange rate changes on cash and cash equivalents	178,282	20,990

Net increase/(decrease) in cash	(115,117)	217,516
Cash and equivalents - beginning of period	119,466	114,527
Cash and equivalents - end of period	$4,349	$332,043

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$107,444	$962,415
Conversion of debt and interest to common stock	$92,171	$948,447
Settlement of derivative liability	$50,533	$570,738
Shares issued for trade debts	137,000	-
Shares issued for stock payable	563,250	247,426

The accompanying notes are an integral part of these consolidated financial statements.

TAUTACHROME, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

2.

KlickZie’s blockchain cryptocurrency-based ecosystem: The Company has developed its own digital currency (“XAR”), smart contracts using XARs, and high speed blockchain concepts aimed at supporting fast frictionless transactions within the ARknet as well as incentivizing user download and use of KlickZie products.

3.

KlickZie Activated Digital Imagery business: The Company is developing downloadable apps based on our patented KlickZie trusted imaging technology and based on our patented trusted image-based social interactions using the pictures and videos that smartphone users create. Trusted imagery and user imagery-based interaction is expected to be widely used within the ARknet.

Additional discussion of the business can be found in our Form 10-K filing as of December 31, 2021 and filed with the Securities and Exchange Commission filed on March 24, 2022.

Since its public announcement on September 25, 2017 (via SEC form 8-K) that it would be using its Twitter site (@Tautachrome) (https://twitter.com/tautachrome) to post important Company information, and finding this method of publicizing important Company information both fast and effective, the Company has continued to use this means of public communication, supplemented as deeded with Current Reports via SEC Form 8-Ks. Shareholders are advised to follow us on Twitter and read our 8-K Current Reports to be current on the Company’s disclosures in conformity with Regulation FD.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended September 30, 2022. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2021, as reported in Form 10-K filed with the SEC on March 24, 2022.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in periods with net income.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations and have experienced recurring losses, and negative working capital at September 30, 2022. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 4 – Related Party Transactions

Accounts payable – related party consists of $120,000 accrued to our former CEO and Director, Dr. Jon Leonard for unpaid salary and $750,000 owed in accrued license fees to Arknet.

Loans from Related Parties consists of $96,520 owed to Michael Nugent, $5,000 owed to David LaMountain, our CEO, and $12,891 owed to various members of the Nugent family.

Convertible Notes Payable, Related Party, Net consists of $70,392 that are owed to officers and directors of the company.

Long-term Convertible Notes Payable, Related Party consists of $38,400 due to Arknet. The discount on this note has been fully amortized to interest expense.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

We issued 3,000,000 shares to a Director pursuant to our agreement with him. We valued the shares at the grant date fair value and charged general and administrative expenses with $2,700.

Convertible note payable, related party

On May 5, 2013 (and on August 8, 2013 with an enlargement amendment) the Company entered into a no interest demand-loan agreement with our current Chairman, Jon N. Leonard under which the Company may borrow such money from Dr. Leonard as Dr. Leonard in his sole discretion is willing to loan.

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share. Also, because this loan is a no-interest loan, an imputed interest expense of $17 was recorded as additional paid-in capital for the nine months ended September 30, 2022. The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

At September 30, 2022, the balanced owed Dr. Leonard is $419.

Note 5 – Capital

During the year ended December 31, 2021 we issued a net of 1,746,133,668 in common shares. The explanation of the nature of those issuances can be found in Note 4 of the financial statements included in our Form 10-K filed with the Securities and Exchange Commission as of December 31, 2021 and filed on March 24, 2022 and herewith included by reference.

During the nine months ended September 30, 2022, we issued the following common shares:

•	120,693,732 shares converting $92,171 of principal and $6,650 in interest for convertible debt into equity. We recognized no gain or loss on the transactions.

•

7,850,000 shares an enticement for a convertible promissory note. We valued the shares at the grant date fair value and included $8,200 into equity. We accounted for the cost of these shares as a debt discount to be amortized over the life of the loan.

•	3,000,000 shares to a Director pursuant to our agreement with him. We valued the shares at the grant date fair value and charged general and administrative expenses with $2,700.

•	33,236,858 shares to our software development company to extinguish $137,000 of invoices due to them. We valued the shares at the grant data fair value and recorded a gain in the amount of $108,087.

Stock Payable

For the nine months ended September 30, 2022 we recorded stock payable to consultants of $87,175 pursuant to our contracts with them.

10

•

One consultant’s stock payable was valued per contract at $25,000 per quarter for a total of $50,000 for the nine months ended September 30, 2022. The actual number of shares to be issued will be calculated upon issuance.

•

Another consultant’s stock payable was valued at the total amount of work performed less $10,000 per month payable in cash. This consultant’s stock payable was therefore valued at $37,175 for work performed during the nine months ended September 30, 2022. The actual number of shares to be issued will be calculated upon issuance.

During the nine months ended September 30, 2022, we issued 98,896,076 shares to a consultant to extinguish a stock payable in the amount of $563,250.

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

Imputed Interest

Certain of our promissory notes bear no nominal interest. We therefore imputed interest expense and increased Additional Paid in Capital. For the nine months ended September 30, 2022, we imputed $6,837 of such interest.

Note 6 – Debt

Our debt in certain categories went from $3,259,604 at December 31, 2021 to $3,200,884 at September 30, 2022 as follows:

	09/30/22	12/31/21
Loans from related parties	$114,411	$103,640
Convertible notes payable, related party	108,792	70,392
Short-term convertible notes payable, net	1,782,014	1,637,812
Convertible notes payable in default	279,426	32,000
Short-term notes payable, net	64,728	15,989
Derivative liability	864,404	1,384,775
Long-term convertible notes payable, related party	-	14,996
Totals	$3,213,775	$3,259,604

Loans from related parties

At September 30, 2022 we owed $101,520 in related-party loans consisting of $96,520 to Michael Nugent, $5,000 owed to our current CEO, David LaMountain and various small loans from members of the Nugent family.

Short-Term Convertible Notes Payable – Related Party

At September 30, 2022, we owed $70,392 in convertible notes payable consisting of $419 to Dr. Jon Leonard, $69,973 to David LaMountain, our Chief Executive Officer.

Short-Term Convertible Notes Payable – Third-Party, Net

Unpaid principal on short-term convertible notes payable at September 30, 2022 was $1,105,164, net of discounts of $143,150 (or $962,014).

We have four convertible promissory notes which are in default at September 30, 2022 totaling $279,426. There are no discount balances on these notes.

Short-term notes payable

At September 30,2022, we owed AU$22,000 (US$14,160) to three Australian investors on promissory notes which contain no conversion privileges.

In addition, during the nine months ended September 30, 2022 we issued a promissory note in the amount of $54,000, receiving proceeds of $50,000 and incurring an original issue discount of $4,000. On this note, we also issued 1,600,000 common shares as an enticement for this loan which we valued at $3,200, also recorded as a debt discount (for a total initial discount of $7,200). During the nine months ended September 30, 2022, we amortized $3,768 of this discount.

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

The Company issued certain fixed-rate convertible Subscription Notes from 2015 through September 30, 2022 in the United States and Australia These convertible notes have become tainted (“The Tainted Notes”) as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through September 30, 2022. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.00070 at June 30, 2022 which increased to $0.00080 by September 30, 2022 and would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods range are 37%.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 135% – 177% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

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

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt). We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation. The average effective interest rate on the two convertible instruments issued during the nine months ended September 30, 2022 range was 122%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2021	$1,384,775
Changes due to new issuances	107,444
Changes due to extinguishments	(50,533)
Changes due to adjustment to fair value	(577,282)
Balance, September 30, 2022	$864,404

Note 7 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	09/30/22	12/31/21

Net operating loss carry-forward	8,821,603	8,095,091
Deferred tax asset	$1,852,537	$1,699,969
Valuation allowance	(1,852,537)	(1,699,969)
Net future income taxes	$-	$-

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

Note 8 – Subsequent Events

On November 11, 2022, we issued a Convertible Promissory Note in the amount of $108,000 with an original issue discount of $8,000, receiving $100,000 in proceeds as a result.

On October 21, 2022 we issued 29,504,973 common shares in partial extinguishment of a Convertible Promissory Note that we issued in May, 2021.

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

Results of Operations – Nine months ended September 30, 2022 versus 2021

Revenues were de minimis in both periods in 2022 and 2021.

General and administrative expenses went from $2,648,982 in 2021 to $488,378 in the current year for a decrease of $2,160,604. The vast majority of the change was 198,000,000 shares of stock issued in June, 2021 for advertisements. This did not occur in the current year.

Bad debt expense in 2021 of $150,760 resulted from a loan we made to a previous Director in return for aide in raising operating capital. The Director did not repay the loan and we reserved the loan in full. We had no such activity in the current year.

Depreciation expense did not change from last year to this since we depreciate our only asset using the straight line method which causes depreciation expense to be the same from period to period.

Research and development expenses fell from $812,680 last year to $179,550 in the current year due to a decrease in development activities.

In 2021, we recorded a loss on a debt settlement we made with a contractor in the amount of $225. In the current year, we extinguished debt to our software development partner in the amount of $137,000 for common shares with a fair value of $28,913, realizing a gain of $108,087 in so doing.

Interest expense fell from $889,289 in 2021 to $653,367 in 2022 ( decrease of $235,,922), mostly because there were several large early payoffs of debt (in the form of conversion to common stock) occurring in the previous year requiring the full amortization of existing discount balances. Fewer such early payoffs occurred in the current year.

The change in value of our derivative liability resulted in a loss of $201,952 in 2021 versus a gain of $577,282 in 2022. See Note 6 to the financial statements for a calculation of these values.

During the current year we had foreign exchange gain of $103,101 versus a gain of $58,038 in the previous year, all of which are caused by fluctuations in the exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive losses of $543,657 in the current year versus $4,656,530 in the previous year are a result of the above items.

Results of Operations - Three months ended September 30, 2022 versus 2021

Revenues were de minimis in both periods in 2022 and 2021.

General and administrative expenses went from $2,302,093 in 2021 to $94,527 in the current year for a decrease of $2,207,566. The vast majority of the change was 198,000,000 shares of stock issued in June, 2021 for advertisements. This did not occur in the current year.

We had bad debt expense of $150,760 in 2021 related to a loan we made which was ultimately not repaid. We had no such occurrence in the current year.

Depreciation expense did not change from last year to this since we depreciate our only asset using the straight line method which causes depreciation expense to be the same from period to period.

Research and development expenses fell from $229,334 last year to $1,173 in the current year due to a decrease in development activities.

In 2021, we recorded a loss on a debt settlement we made with a contractor in the amount of $225. In the current year, we extinguished debt to our software development partner in the amount of $137,000 for common shares with a fair value of $28,913, realizing a gain of $108,087 in so doing.

Interest expense fell from $235,282 in 2021 to $216,273 in 2022 ( decrease of $19,009) mostly due to reductions in discount amortization.

The value of our derivative liability resulted in a loss of $358,835 in 2021 versus a loss of $19,791 in 2022. See Note 6 to the financial statements for a calculation of these values.

During the current year we had foreign exchange gain of $58,095 versus a gain of $16,941 in the previous year, all of which are caused by fluctuations in the exchange rate differences between the U.S. and Australian dollars.

Our net comprehensive gain and losses of a $169,203 in the current year versus $3,263,123 in the previous year are a result of the above items.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At September 30, 2022, the Company had $4,349 in current assets and current liabilities totaling $4,875,202. We are currently seeking financing to attain our business goals, but there is no guarantee that we will obtain such financing or, upon obtaining it, that we will be able to invest in productive assets that will result in positive cash flows from operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations, recurring losses, and negative working capital at September 30, 2022. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Based upon the evaluation of our officers and directors of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer has concluded that as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. We are a small organization with only a few employees. Under these circumstances it is impossible to completely segregate duties. We do not expect our internal controls to be effective until such time as we are able to begin full operations and even then, there are no assurances that our disclosure controls will be adequate in future periods.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tautachrome, Inc

Date: November 15, 2022	By:	/s/ David LaMountain
David LaMountain Chief Executive Officer

