Form 10-K
period 2022-12-31
TAUTACHROME INC.
filed 2023-05-23
CIK 1389067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3,002,442 (based on the closing price of $0.0007 on June 30, 2022 on the OTC Markets).

As of May 22, 2023, the registrant had 6,603,192,848 shares of its common stock outstanding.

Documents Incorporated by reference: None.

TAUTACHROME, INC.

FORM 10-K

For the Years Ended December 31, 2022 and 2021

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

Our Business

Tautachrome operates in the internet applications space, uniquely exploiting the technologies of the Augmented Reality sector, the blockchain/cryptocurrency sector and the smartphone picture and video technology sector. We have high-speed blockchain concepts under development aiming to couple with the Company’s patents and licensing in augmented reality, smartphone-image authentication and imagery-based social networking.

Tautachrome is currently pursuing four main avenues of business activity based on our patented activated imaging technology, our blockchain cryptocurrency products, and our licensing of the patent pending ARk technology (together banded “KlickZie” technology):

1.

KlickZie ARk technology business: The Company has licensed and is developing a new KlickZie augmented reality (“AR”) platform branded ARknet. ARknet enables goods and services providers to establish geolocated augmented reality interfaces, called ARks, allowing consumers to purchase the provider’s products and take advantage of is specials and discounts, using the ARk. A provider’s ARk may be located anywhere in the world, from a store location to anyplace else the provider may desire. The ARknet is a fintech platform connecting consumers to providers in the global $50+ trillion household goods market, using augmented reality as the medium of interaction.

2.

KlickZie’s blockchain cryptocurrency-based ecosystem: The Company has developed its own digital currency (“XAR”), smart contracts using XARs, and high speed blockchain concepts aimed at supporting fast frictionless transactions within the ARknet as well as incentivizing user activity in the development of ARknet infrastructure and the use of ARknet services.

3

3.

KlickZie Activated Digital Imagery business: The Company is developing downloadable apps based on our patented KlickZie trusted imaging and image-based social interactions using the pictures and videos that smartphone users create.

4.

New Platform Exploitation: The Company is looking to exploit its KlickZie technology to generate substantial revenues partnering with Fortune 50 corporations via novel platforms introduced to the Company by Mr. Timothy Holly (the “PXR Platforms”), our new director appointed to the Board on December 22, 2022.

In the long term, we envision a KlickZie ARknet with billions of users and ARks connecting humanity, commerce, information, crypto currency, and innovation in economically useful ways. In the mid-term, we aim to achieve significant cash flow by coupling the KlickZie and PXR Platforms together to develop unique partnerships with a number of Fortune 50 corporations.

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

As of the date of this annual report, our patent portfolio includes the patents and applications issued by and filed with the USPTO and the purchase technology licensing as described in the following table:

Title	Status	Patent or Application Number	License date Patent Grant or Application Date
License to commercialize the patent: Exploitation Of Augmented Reality And Cryptotoken Economics In An Information-Centric Network Of Smartphone Users And Other Imaging Cyborgs	Patent pending owned by Arknet Inc & licensed to Tautachrome	62/755589	11/05/2018
Authentication And Validation Of Smartphone Imagery	Patent granted to & owned by Tautachrome	9582843	02/28/2017
Authentication And Validation Of Smartphone Imagery	Patent granted to & owned by Tautachrome	10019774	07/10/2018
Authentication And Validation Of Smartphone Imagery	Patent granted to & owned by Tautachrome	10019773	07/10/2018
System And Method For Creating, Processing, And Distributing Images That Serve As Portals Enabling Communication With Persons Who Have Interacted With The Images	Patent granted to & owned by Tautachrome	9928352	03/27/2018
System And Method For Creating, Processing, And Distributing Images That Serve As Portals Enabling Communication With Persons Who Have Interacted With The Images	Patent granted to & owned by Tautachrome	910,339,283 B2	07/02/2019
System And Method For Creating Geo-located Augmented Reality Communities	Patent granted and owned by Arknet Inc & licensed to Tautachrome	11,461,974	10/20/2022
Advanced Signal Processing and Fusion for AR, MR, and VR Applications with Attention Mechanisms, RNN Autoencoders, and Multi-Modal Integration.	Patent Pending Disclosure filed by Tautachrome	63/492,894	03/17/2023

Amenable Structures Approximate (ASA) Solution for Augmented Reality Object Placement. Invention enabling users to create AR objects permanently and correctly placed in any spot in the visible environment near shopping centers and housing complexes

	Patent pending Disclosure filed by Tautachrome using . four advanced AI techniques	63/454,337	03/21/2023
Self-Destructing Digital Asset Protection System. Invention provides a comprehensive licensing management and self-destructing digital asset protection system.	Patent Disclosure filed by Tautachrome using advanced security, monitoring, and protection	63/493,801	04/23/2023
Gramagery-Encoded Blockchain Improvement System with Gramage Stacks and Generational Tree Structures for Optimized Data Storage and Management	Patent Disclosure filed by Tautachrome using high peed block chain improvements	63/459/001	04/13/2023

We rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our ownership of know-how and trade secrets through an active program of legal mechanism including assignments, confidentiality agreements, material transfer agreements, research collaborations, and licenses.

Employees

Tautachrome Inc. has no employees. Services are currently provided through independent contractors. For SOX compliance, in the SOX Certifications section of our SEC 10-K and 10-Q financial filings, where one of our directors administers both CEO and CFO offices and is signing for both offices, this fact is indicated on the signature block thereof.

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

None

Item 4.  Mine Safety Disclosures

Not applicable.

PART II - OTHER INFORMATION

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our shares trade on the OTC PINK under the symbol “TTCM”.  The following table sets forth the high and low closing bid prices of our common stock for the last two calendar years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Quarter Ended	High	Low
December 31, 2022	$0.00080	$0.00050
September 30, 2022	0.00130	0.00065
June 30, 2022	0.00320	0.00070
March 31, 2022	0.00460	0.00175
December 31, 2021	$0.00700	$0.00300
September 30, 2021	0.00950	0.00570
June 30, 2021	0.01400	0.00820
March 31, 2021	0.01950	0.00550

Holders

On December 31, 2022, the Company had approximately 590 stockholders of record, and approximately 6,956 beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies, for a total of approximately 7,546 beneficial owners of shares of common stock.

Dividends

We have not declared or paid cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future.  The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, our operations, capital requirements, and overall financial condition.

Recent Sales of Equity Securities

•	We issued 227,485,212 shares in conversion of outstanding convertible promissory notes.

•	We issued 33,236,858 shares for conversion of accounts payable balances.

•	We issued 98,896,076 shares to settle stock payable balances.

•	We issued 3,000,000 shares to a Director

•	We issued 7,850,000 shares to a creditor as an enticement for a loan.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the years ended December 31, 2022 and December 31, 2021. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the fiscal years ended December 31, 2022 and December 31, 2021.

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

The Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2022 and December 31, 2021, have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. We had negative cash flows from operations of $613,787 and $1,249,760 for the years ended December 31, 2022 and 2021, respectively, with recurring losses and negative working capital of $5,404,277 and $4,644,642 as at December 31, 2022 and 2021, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations for the Years ended December 31, 2022 and 2021

Net Comprehensive Loss

The Company realized a net comprehensive loss of 1,112,225 for the year ended December 31, 2022 compared to a net comprehensive loss of $5,026,747 for the year ended December 31, 2021.

Revenue and Cost of Sales

The Company recognized minimal revenues and cost of sales for both years as the company’s product has not been fully taken to market.

Operating Expenses

The Company’s total operating expenses for the year ended December 31, 2022 were $1,072,022 compared to $4,267,148 for the year ended December 31, 2021, a decrease of $3,195,126.

For the year ended December 31, 2022, the Company incurred general and administrative expenses of $591,907 compared to $2,862,773 for the year ended December 31, 2021, a decrease of $2,270,866.

The following table sets out the material components of the Company’s general and administrative for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
General and Administrative Expenses	2022	2021
Legal and accounting fees	$101,733	$132,486
Consulting	76,700	138,385
Other professional services	97,787	97,847
Office and occupancy costs	15,077	9,897
Arknet license fees	200,000	200,000
Advertising and promotion	100,315	2,276,445
Other	295	7,713
	$591,907	$2,862,773

The vast majority of change from 2021 to 2022 was in advertising and promotion (a decrease of 2,161,648, or a 96% decrease).  Most of this decrease resulted from our issuance of 198,000,000 shares in 2021 issued to a supplier to pay for media buys which resulted in a charge to Advertising and Promotion of $1,980,000.  No such issuance occurred in 2022.

Research and development

Research and development costs were $1,239,133 in 2021 versus $465,633 in 2022 owing to decreased development activity.

Bad Debt Expense

On June 8, 2021, we loaned a board member $150,000 on a promissory note which was due upon demand. The company made demand for re-payment and the board member defaulted on the note.  At the time of default, $760, in interest had accrued.  We charged the entirety of principal and interest to Bad Debt Expense. We had no such item in 2022.

Depreciation Expense

We had depreciation expense of $14,482 for the year ended December 31, 2022 and 2021 as our assets are depreciated using the straight-line method and the asset base has not been changed.

Other Expenses

Other Expenses dropped significantly from the previous year due to decreased activities.  2021 saw a significant amount of discount amortization $1,092,397 versus only $593,261 in 2022.

Other Comprehensive Loss

At each balance sheet date, transactions and balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in other comprehensive income. The Company recorded a translation gain of $56,667 for the year ended December 31, 2022, compared to a gain of $53,444 for the year ended December 31, 2021. These amounts are included in the Company’s statement of operations as foreign currency gain (loss) for the respective years.

Liquidity and Capital Resources

As of the date of this report, the Company has generated only minimal revenues and is not profitable. The Company’s operations to date have been funded primarily by private placements of common stock and convertible notes, as well as by loans from its management and controlling stockholders.

As at December 31, 2022, the Company had $10,361 in cash and $5,414,638 in current liabilities resulting in a working capital deficit of $5,404,277. The Company is not currently able to maintain its operations through its existing cash balances and internally generated cash flows. Moreover, we have determined that the current capital structure of the Company is not adequate to fund its planned growth.

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

Operating Activities

During the year ended December 31, 2022, the Company used net cash of $613,787 in operating activities compared to $1,249,760 for the year ended December 31, 2021.

The Company’s average monthly cash burn rate was $51,150 during the year ended December 31, 2022, compared to $104,000 for the year ended December 31, 2021. Subject to the success of the Company’s financing activities, we expect to increase operating activities in the coming year with a concomitant increase in the Company’s monthly burn rate. We will not be able to predict the increase to our burn rate until we have determined the outcomes of our financing activities.

Financing Activities

The Company received net cash of $323,400 from financing activities during the year ended December 31, 2022, consisting primarily from the issuance of convertible notes. During the year ended December 31, 2021, we received a net of $1,439,902 from financing activities which, again, we primarily from the issue of convertible notes.  We expect to continue our financing activities to fund our operations until such time as the Company’s technologies are commercialized and we generate revenue on a profitable basis.

Investing Activities

In 2021, we loaned a board member $150,000 on a promissory note which was due upon demand.  The company made demand for re-payment and the board member defaulted on the note.  We had no such item in 2022.

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

Item 8.  Financial Statements and Supplemental Data

Reference is made to the following in the Financial Section of this report:

•

Consolidated financial statements, together with the report thereon of M&K CPAS, PLLC dated March 24, 2022 (PCAOB ID 2738), beginning with the section entitled “Report of Independent Registered Public Accounting Firm” and continuing through “Note 7 – Subsequent Events”;

•	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidation financial statements or notes thereto.

To the Board of Directors and Stockholders of Tautachrome, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tautachrome, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model and disclosures for reasonableness.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2008

Houston, TX

May 20, 2023

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	12/31/2022	12/31/2021
ASSETS
Current assets:
Cash	$10,361	$119,466
Total current assets	10,361	119,466

Non-current assets:
Property, plant and equipment, net	10,862	25,344
TOTAL ASSETS	$21,223	$144,810

LIABILITIES
Accounts payable and accrued expenses	$1,143,766	$813,024
Accounts payable - related party	930,000	706,476
Loans from related parties	116,088	103,640
Convertible notes payable - related party, net	108,792	70,392
Short-term convertible notes payable, net	1,671,805	1,637,812
Convertible notes payable in default	499,426	32,000
Short-term notes payable, net	67,227	15,989
Derivative liability	877,534	1,384,775
Total current liabilities	5,414,638	4,764,108

Long-term convertible notes payable, related party, net	-	14,996
Total non-current liabilities	-	14,996

TOTAL LIABILITIES	5,414,638	4,779,104
STOCKHOLDERS' DEFICIT
Series E Convertible Preferred Stock, par value $0.0001. 40,000 shares authorized, 40,000 shares outstanding at December 31, 2022 and December 31, 2021, respectively	4	4
Series F Convertible Preferred Stock, par value $0.00001. 290,397 shares authorized, 290,397 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	30	30
Common stock, $0.00001 par value. 6.5 billion shares authorized. 6,237,077,061 and 5,866,608,915 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	62,371	58,666
Additional paid in capital	16,162,774	15,337,300
Common stock payable	164,509	640,584
Accumulated deficit	(21,911,052)	(20,742,160)
Effect of foreign currency exchange	127,949	71,282

TOTAL STOCKHOLDERS' DEFICIT	(5,393,415)	(4,634,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,223	$144,810

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021

REVENUES
Online sales platform	$3	$22
Products	30	240
Total revenues	33	262
Cost of sales	2	79
Gross profit	31	183

OPERATING EXPENSES
General and administrative	$591,907	$2,862,773
Bad debt expense	-	150,760
Depreciation expense	14,482	14,482
Research and development	465,633	1,239,133
Total operating expenses	1,072,022	4,267,148

Operating loss	(1,071,991)	(4,266,965)

OTHER INCOME / (EXPENSE)
Gain (loss) on settlement of debt	108,087	(225)
Interest expense	(806,482)	(1,238,843)
Change in value of derivatives	601,494	425,842
Total other	(96,901)	(813,226)
Net loss	$(1,168,892)	$(5,080,191)

OTHER COMPREHENSIVE INCOME (LOSS)
Effect of foreign currency exchange	56,667	53,444
Net comprehensive income or (loss)	$(1,112,225)	$(5,026,747)

Net (loss) or income per common share
Basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and fully diluted	6,007,163,665	4,721,741,017

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC.  AND CONSOLIDATED SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

From December 31, 2020 to December 31, 2022

	Common Stock		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid in	Stock	Other Comprehensive Income	Accumulated	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Loss)	Deficit	(Deficit)
Balance, December 31, 2020	4,120,475,247	$41,205	13,795,104	$1,380	40,000	$4	290,397	$30	$11,427,087	$336,584	$17,838	$(15,661,969)	$(3,837,841)
Shares issued for conversion of debt	295,898,288	2,959	-	-	-	-	-	-	1,087,086	-	-	-	1,090,045
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	650,208	-	-	-	650,208
Shares issued for services	214,125,000	2,141	-	-	-	-	-	-	2,116,384	(2,111,400)	-	-	7,125
Shares issued as enticement for loan	6,600,000	66	-	-	-	-	-	-	56,749	-	-	-	56,815
Shares issued to convert Series D preferred to common	1,379,510,380	13,795	(13,795,104)	(1,380)	-	-	-	-	(12,415)	-	-	-	-
Shares retired by Chief Executive Officer	(150,000,000)	(1,500)	-	-	-	-	-	-	1,500	-	-	-	-
Stock payable for services	-	-	-	-	-	-	-	-	-	2,415,400	-	-	2,415,400
Imputed interest	-	-	-	-	-	-	-	-	10,701	-	-	-	10,701
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	53,444	-	53,444
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,080,191)	(5,080,191)
Balance, December 31, 2021	5,866,608,915	$58,666	-	$-	40,000	4	290,397	30	$15,337,300	$640,584	$71,282	$(20,742,160)	$(4,634,294)

Shares issued for conversion of debt	227,485,212	2,275	-	-	-	-	-	-	140,420	-	-	-	142,695
Shares issued for conversion of accounts payable	33,236,858	332	-	-	-	-	-	-	28,581	-	-	-	28,913
Shares issued for stock payable	98,896,076	989	-	-	-	-	-	-	562,261	(563,250)	-	-	-
Derivative associated with early debt retirement	-	-	-	-	-	-	-	-	74,042	-	-	-	74,042
Shares issued to Director	3,000,000	30	-	-	-	-	-	-	2,670	-	-	-	2,700
Shares issued as enticement for loan	7,850,000	79	-	-	-	-	-	-	8,121	-	-	-	8,200
Stock payable for services	-	-	-	-	-	-	-	-	-	87,175	-	-	87,175
Imputed interest	-	-	-	-	-	-	-	-	9,379	-	-	-	9,379
Effect of foreign currency exchange	-	-	-	-	-	-	-	-	-	-	56,667	-	56,667
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,168,892)	(1,168,892)
Balance, December 31, 2022	6,237,077,061	$62,371	-	$-	40,000	$4	290,397	$30	$16,162,774	$164,509	$127,949	$(21,911,052)	$(5,393,415)

The accompanying notes are an integral part of these financial statements.

TAUTACHROME, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,168,892)	$(5,080,191)
Stock-based compensation	89,875	2,422,525
Depreciation, depletion and amortization	14,482	14,482
Change in fair value of derivative	(601,494)	(425,842)
Gain/(loss) on debt settlements	(108,087)	225
Amortization of discounts on notes payable	593,261	1,092,397
Imputed interest	9,379	10,701
Bad debt expense	-	150,760

Changes in operating assets and liabilities:
Accounts receivable	-	(760)
Accounts payable and accrued expenses	319,689	368,943
Accounts payable - related party	238,000	197,000

Net cash used in operating activities	(613,787)	(1,249,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Accumen	-	(150,000)
Net cash used in investing activities	-	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	275,000	1,416,000
Proceeds from convertible notes payable, related party	-	40,000
Principal payments on convertible notes payable	(1,600)	-
Payment of expenses by related parties	-	6,000
Proceeds from notes payable	50,000	-
Principal payments on related-party loans	-	(22,098)
Net cash provided by financing activities	323,400	1,439,902

Effect of exchange rate changes on cash and cash equivalents	181,282	(35,203)

Net increase/(decrease) in cash	(109,105)	4,939
Cash and equivalents - beginning of period	119,466	114,527
Cash and equivalents - end of period	$10,361	$119,466

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Discounts on convertible notes	$202,495	$1,102,110
Conversion of debt and interest to common stock	$142,695	$1,090,045
Settlement of derivative liability	$74,042	$650,208
Shares issued for trade debts	$28,913	-
Shares issued for stock payable	$563,250	$2,111,400
Shares for debt enticement	$-	$56,815
Preferred for common shares	$-	$13,795
Shares retired	$-	$1,500
Accounts payable settled with convertible note	$-	$247,426
Initial derivative	$168,295	$981,295

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

Our Business

Tautachrome operates in the internet applications space, uniquely exploiting the technologies of the Augmented Reality sector, the blockchain/cryptocurrency sector and the smartphone picture and video technology sector. We have high-speed blockchain concepts under development aiming to couple with the Company’s patents and licensing in augmented reality, smartphone-image authentication and imagery-based social networking.

Tautachrome is currently pursuing four main avenues of business activity based on our patented activated imaging technology, our blockchain cryptocurrency products, and our licensing of the patent pending ARk technology (together banded “KlickZie” technology):

1.

KlickZie ARk technology business: The Company has licensed and is developing a new KlickZie augmented reality (“AR”) platform branded ARknet. ARknet enables goods and services providers to establish geolocated augmented reality interfaces, called ARks, allowing consumers to purchase the provider’s products and take advantage of is specials and discounts, using the ARk. A provider’s ARk may be located anywhere in the world, from a store location to anyplace else the provider may desire. The ARknet is a fintech platform connecting consumers to providers in the global $50+ trillion household goods market, using augmented reality as the medium of interaction.

2.

KlickZie’s blockchain cryptocurrency-based ecosystem: The Company has developed its own digital currency (“XAR”), smart contracts using XARs, and high speed blockchain concepts aimed at supporting fast frictionless transactions within the ARknet as well as incentivizing user activity in the development of ARknet infrastructure and the use of ARknet services.

3.

KlickZie Activated Digital Imagery business: The Company is developing downloadable apps based on our patented KlickZie trusted imaging and image-based social interactions using the pictures and videos that smartphone users create.

4.

New Platform Exploitation: The Company is looking to exploit its KlickZie technology to generate substantial revenues partnering with Fortune 50 corporations via novel platforms introduced to the Company by Mr. Timothy Holly (the “PXR Platforms”), our new director appointed to the Board on December 22, 2022.

In the long term, we envision a KlickZie ARknet with billions of users and ARks connecting humanity, commerce, information, crypto currency, and innovation in economically useful ways. In the mid-term, we aim to achieve significant cash flow by coupling the KlickZie and PXR Platforms together to develop unique partnerships with a number of Fortune 50 corporations.

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

At December 31, 2022 and 2021, we had total liabilities of $5,414,638 and $4,779,104, respectively.  Of this amount, only the derivative liabilities of $877,534 and 1,384,775, respectively ,were calculated using level 3 inputs.  All other liabilities were calculated using level 1 inputs.

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

See Note 6 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2022 and 2021.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $613,787 and $1,249,760 for the years ended December 31, 2022 and 2021, respectively, and have experienced recurring losses, and negative working capital at December 31, 2022 and 2021.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Accounts payable – related party consists of $130,000 accrued to our former CEO and Director, Dr. Jon Leonard for unpaid salary and $800,000 owed in accrued license fees to Arknet.

Loans from Related Parties consists of $97,480 owed to Michael Nugent, $5,000 owed to David LaMountain, our CEO, and $13,608 owed to various members of the Nugent family.  At December 31, 2021, we owed $103,640 to Michael Nugent and members of the Nugent family.

Convertible Notes Payable, Related Party, Net consists of $70,392 that are owed to officers and directors of the company and $38,400 due to Arknet.  The discount on this note has been fully amortized to interest expense.  At December 31, 2021, we owed $70,392 to officers and directors of the Company.

According to our agreement with Mr. Nugent, we accrue interest on all unpaid amounts at 5%. Principal and interest are callable at any time. If principal and interest are called and not repaid, the loan is considered in default after which interest is accrued at 10%.

Certain of our promissory notes bear no nominal interest.  We therefore imputed interest expense and increased Additional Paid in Capital.  For the year ended December 31, 2022, we imputed $9,379 of such interest.

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

The terms of the note provide that at the Company’s option, the Company may make repayments in stock, at a fixed share price of $1.00 per share.  Also, because this loan is a no-interest loan, an imputed interest expense of $17 was recorded as additional paid-in capital for the year ended December 31, 2022.  The Company evaluated Dr. Leonard’s note for the existence of a beneficial conversion feature and determined that none existed.

At December 31, 2022, the balanced owed Dr. Leonard is $419.

Common Stock

On December 29, 2021, Dr. Jon Leonard, our Chief Executive Officer, retired 150,000,000 shares of common stock.

Note 4 – Capital

Common Stock

During the year ended December 31, 2021, we issued

•	295,898,288 shares in conversion of $1,045,000 of principal and $45,045 of interest. We realized no gain or loss on the conversions.

•	214,125,000 shares to pay contractors for marketing campaigns. As a result, we charged general and administrative expenses with $2,118,525. We valued the issuances at the fair-value grant date. Of the $2,118,525 charged to general and administrative expenses, $2,111,400 we charged to expense in previous periods.

•	6,600,000 to a creditor as an enticement to enter into three convertible promissory notes whose principal amounts were $1,125,000 in the aggregate. The grant-date fair value of these enticements were $56,815 and are accounted for as debt discounts.

•	1,379,510,380 shares to convert all of the issued and outstanding Preferred D series shares into common stock according to the terms of the agreement. We recognized no gain or loss on the conversion.

•	A negative 150,000,000 shares which were retired from our Chief Executive Officer, Jon Leonard.

During the year ended December 31, 2022, we issued the following common shares:

•	227,485,212 shares converting $129,371 of principal and $13,324 in interest for convertible debt into equity. We recognized no gain or loss on the transactions.

•	7,850,000 shares an enticement for a convertible promissory note. We valued the shares at the grant date fair value and included $8,200 into equity. We accounted for the cost of these shares as a debt discount to be amortized over the life of the loan.

•	3,000,000 shares to a Director pursuant to our agreement with him. We valued the shares at the grant date fair value and charged general and administrative expenses with $2,700.

•	33,236,858 shares to our software development company to extinguish $137,000 of invoices due to them. We valued the shares at the grant data fair value and recorded a gain in the amount of $108,087.

Stock Payable

For the year ended December 31, 2022 we recorded stock payable to consultants of $87,175 pursuant to our contracts with them.

•

One consultant’s stock payable was valued per contract at $25,000 per quarter for a total of $50,000 for the year ended December 31, 2022. The actual number of shares to be issued will be calculated upon issuance.

•

Another consultant’s stock payable was valued at the total amount of work performed less $10,000 per month payable in cash. This consultant’s stock payable was therefore valued at $37,175 for work performed during the year ended December 31, 2022. The actual number of shares to be issued will be calculated upon issuance.

During the year ended December 31, 2022, we issued 98,896,076 shares to a consultant to extinguish a stock payable in the amount of $563,250.

Imputed Interest

Several of our loans were made without any nominal interest.  As such, we imputed interest at 8% to these loans, crediting Additional Paid in Capital and charging Interest Expense.  For the year ended December 31, 2022 and 2021, these amounted to  $9,379 and $10,701, respectively.

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

During the year ended December 31, 2018, we accrued $1,837,000 in costs related to the 40,000 Series E Preferred shares issued in accordance with our ARknet contract containing a par value of $0.0001.  This series of preferred shares have the following rights, limitations, restrictions and privileges:

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

Note 5 - Debt

Our debt in certain categories went from $3,259,604 at December 31, 2021 to $3,340,872 at December 31, 2022 as follows:

	12/31/22	12/31/21
Loans from related parties	$116,088	$103,640
Convertible notes payable, related party	108,792	70,392
Short-term convertible notes payable, net	1,671,805	1,637,812
Convertible notes payable in default	499,426	32,000
Short-term notes payable	67,227	15,989
Derivative liability	877,534	1,384,775
Long-term convertible notes payable, related party	-	14,996
Totals	$3,340,872	$3,259,604

Loans from related parties

Loans from Related Parties consists of $97,480 owed to Michael Nugent, $5,000 owed to David LaMountain, our CEO, and $13,608 owed to various members of the Nugent family.  At December 31, 2021, we owed $103,640 to Michael Nugent and various members of the Nugent family.

Convertible notes payable – related party, net

At December 31, 2022, we owed $108,792 of related-party notes which are convertible into common stock, of which $69,973 is owed to David LaMountain, Our Chief Operating Officer and $419 to Dr. Jon Leonard, our former Chief Executive Officer.

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

As of December 31, 2022, all discounts on these items had been fully amortized.

Additionally at December 31, 2022, we owed $38,400 to ArKnet.

Short-term convertible notes payable –  third-party, net

2021

Unpaid principal on short-term convertible notes payable at December 31, 2021 was $2,137,349, net of discounts of $499,537 (or $1,637,812).

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

2022

During the year ended December 31, 2022:

•

we issued a promissory note in the amount of $108,000, receiving proceeds of $100,000. The note matures April 28, 2023 and bears interest at 8%. They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion. We recorded a discount of $69,523 upon issuance consisting of $8,000 of an original issue discount and the initial derivative of $61,523. At December 31, 2022, we had unamortized discounts of $29,855 for a net balance of $78,145.

F-14

•

we issued a promissory note in the amount of $81,000, receiving proceeds of $75,000. The note matures July 5, 2023 and bears interest at 8%. They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion. We recorded a discount of $56,921 upon issuance consisting of $6,000 of an original issue discount, the initial derivative of $45,921 and $5,000 resulting from the fair value of 6,250,000 shares issued as an inticement for the loan. At December 31, 2022, we had unamortized discounts of $40,052 for a net balance of $40,948.

•

we issued a promissory note in the amount of $108,000, receiving proceeds of $100,000. The note matures November 1, 2023 and bears interest at 8%. They are convertible at 63% of the lowest closing bid price during the twenty days preceding the conversion. We recorded a discount of $68,851 upon issuance consisting of $8,000 of an original issue discount and the initial derivative of $60,851. At December 31, 2022, we had unamortized discounts of $62,105 for a net balance of $45,895.

Short-term notes payable

At December 31,2022, we owed AU$22,000 (US$14,989) to three Australian investors on promissory notes which contain no conversion privileges.

In addition, during the year ended December 31, 2022 we issued a promissory note in the amount of $54,000, receiving proceeds of $50,000 and incurring an original issue discount of $4,000. On this note, we also issued 1,600,000 common shares as an enticement for this loan which we valued at $3,200, also recorded as a debt discount (for a total initial discount of $7,200).  At December 31, 2022, we had unamortized discounts of $1,762 for a net balance ofr $52,238.

Imputed Interest

Certain of our promissory notes bear no nominal interest.  We therefore imputed interest expense and increased Additional Paid in Capital.  For the year ended December 31, 2022, we imputed $9,379 of such interest.

Derivative liabilities

The above-referenced convertible promissory notes issued during the year ended December 31, 2022 were analyzed in accordance with EITF 07–05 and ASC 815. EITF 07–5, which is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The objective of EITF 07–5 is to provide guidance for determining whether an equity–linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non–derivative instrument that falls within the scope of EITF 00–19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non–derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability.  The EITF reached a consensus that would establish a two–step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The Company issued certain fixed-rate convertible Subscription Notes from 2015 through December 31, 2022 in the United States and Australia  These convertible notes have become tainted (“The Tainted Notes”)  as a result of the issuance of convertible promissory notes issued in the United States since there is a possibility (however remote) that the Company would not have enough shares in the Treasury to satisfy all possible conversions.

The Convertible Note derivatives were valued as of issuance; conversion; redemption/settlement; and each quarterly period from March 31, 2018 through December 31, 2022. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price in this period would fluctuate with the Company projected volatility.

•	The notes convert with variable conversion prices based on the percentages of the low or average trades or bids over 20 to 25 trading days.

•	The effective discounts rates estimated throughout the periods are 37%.

•	The Holder would automatically convert the note before maturity if the registration was effective and the company was not in default.

•	The projected annual volatility for each valuation period was based on the historic volatility of the company are 169.0% – 210.0% (annualized over the term remaining for each valuation).

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20%.

•	The Holders would redeem the notes (with penalties up to 50% depending on the date and full–partial redemption) based on availability of alternative financing of 0% of the time, increasing 1.00% per month to a maximum of 5%.

•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price on the date of valuation.

•	The Holder would automatically convert the note based on ownership or trading volume limitations.

We recorded the initial derivative as both a derivative liability and a debt discount (or initial reduction in carrying value of the debt).  We then amortized the debt discounts using the Effective Interest Method which recognizes the cost of borrowing at a constant interest rate throughout the contractual term of the obligation.  The effective interest rates on the four instruments issued during the year ended December 31, 2022 range from 112% to 132%.

At each reporting date, we determine the fair market value for each derivative associated with each of the above instruments. At December 31, 2022, we determined the fair value of these derivatives were $877,534.

Changes in outstanding derivative liabilities are as follows:

Balance, December 31, 2021	$1,384,775
Changes due to new issuances	168,295
Changes due to extinguishments	(74,042)
Changes due to adjustment to fair value	(601,494)
Balance, December 31, 2022	$877,534

Note 6 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	12/31/22	12/31/21
Net operating loss carry-forward	$9,175,662	$8,095,091

Deferred tax asset	$1,926,889	$1,699,969
Valuation allowance	(1,926,889)	(1,699,969)
Net future income taxes	$-	$-

Deferred taxes for 2022 and 2021 are calculated using a marginal tax rate of 21%.

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

Note 7 – Subsequent Events

On January 19, 2023 the Board of Directors of the corporation voted unanimously to change the name of the issuer from Tautachrome Inc to ARtelligence Group Inc.  The name change is pending approval of FINRA.

On March 31, 2023, Timothy A. Holly, d/b/a Timothy A. Holly and Associates ("Holly"), who is also a director of the Company, exchanged an Exclusive Capital Lease of Trade Secrets of the PXR Tactical Platform and the PXR Strategic Platform trade secrets for five (5) shares of Series I Perpetual Preferred Stock from the Company.

We issued 366,115,787 shares in conversion of debt.

Note 8 – Contingencies

None

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 Framework”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

As of December 31, 2022, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of December 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of December 31, 2022, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during quarterly period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position(s)	Age	Held Position(s) Since

Dr. Jon N. Leonard	President	82	May 21, 2015
	Chief Executive Officer Director
	Chief Financial Officer
	Director

David LaMountain	Director	37	October 10, 2019
	Chief Operations Operator

Timothy Holly	Director	74	December 22, 2022

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

Mr. LaMountain has been a Tautachrome director and the Corporation’s Chief Operating Officer (COO) since his appointment in October 10, 2019, and was appointed to the position of CEO on October 26, 2022. With great people skills he has directed the Company’s social network activities since November 2016, providing strategic Investor Relations functions integrating communication, marketing and securities compliance enabling effective two-way communication between Tautachrome and its constituencies, contributing to achieving fair valuation of Tautachrome’s shares. Mr. LaMountain has been a successful business owner and investor/trader in public and private entities since 1999 and is a uniquely talented and driven individual with outstanding work ethics. He is also an inventor on KlickZie’s pending ARk patent, as well as several other newer inventions.

Timothy Holly

Timothy Holly is a businessman with forty years of innovative business experience. Mr. Holly is an expert in international business, with business activities in 114 countries, advising on $3.2 billion of assets under management, and acquiring assets appraised at over $2.1 billion.  He has a Juris Doctor Degree from John Marshall Law School and was a Fellow at the Fletcher School of Law and Diplomacy. He also has a BA from Indiana University, and is currently completing a Master of Strategic Leadership Development from Clayton State University. He has well-honed skills in mergers and acquisitions, asset management, commercial intelligence, trade and investment law, technology transfers, and international licensing. Mr. Holly is the Chairman and CEO of Red Alert Group, Inc., whose entities hold intellectual properties synergistic with Tautachrome, including one of the world’s most valuable collections of newspaper and magazine images.

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

16

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

Board of Directors and Committees

At December 31, 2022, our Board of Directors presently consisted of three members:  Dr. Jon Leonard, David LaMountain and Timoth Holly. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions, and provide that the Board of Directors may be expanded by Board action.  All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors.  The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

Delinquent Section 16(a) Reports

The following table identifies each person who, at any time during the fiscal year ended December 31, 2020, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Dr. Jon Leonard	0	0	0
David LaMountain	0	0	0
Timothy Holly	0	0	0

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

Item 11.  Executive Compensation

Summary Compensation

Except for the employment agreement for CEO Dr. Jon N Leonard described below, during the years ended December 31, 2022 and 2021, no salary, bonus or other compensation was awarded or earned.  However, Jon Leonard was partially paid his accrued salary. Payments to him during 2022 amounted to $22,000.

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

Employment Agreements

The Company has an employment agreement with Dr. Jon Leonard, the Company’s Chief Executive Officer at a compensation rate of $60,000 and six weeks per year of paid vacation.  Payment and vacation benefits began to accrue in June, 2019.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 22, 2023, information concerning ownership of our voting shares by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Common		Preferred E3		Preferred F5		% Total Voting, All
	Shares	%[1]	Shares	%	Shares	%[4]	Classes

Name of Beneficial Owner

5% Owners
Michael Nugent	392,613,893	6.3%					6.3%

Arknet, Inc. (AZ Corp.)			40,000	100.0%	290,397	100.0%	40.0%

Officers and Directors
Dr. Jon Leonard	1,237,829,545	19.8%					19.8%
David LaMountain	43,177,151	0.7%					0.7%

Directors and Officers as a Group	1,281,006,696	20.5%	-	0.0%	-	0.0%	20.5%

(1)	Based on an aggregate of 6,237,077,061 shares of common stock outstanding at December 31, 2022.
(2)	Common stock holdings includes 126,166,322 shares of common stock held by California Molecular Electronics Corp., of which Dr. Leonard is the sole officer and director.
(3)	Each Preferred E share has the voting rights of all other voting shares combined, multiplied by 0.00001.
(4)	Based on an aggregate of 40,000 shares of preferred E stock outstanding at December 31, 2023.
(5)	Based on an aggregate of 290,397 shares of preferred F outstanding at December 31, 2023.

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

Changes in Control

Except for the change of control giving El Dorado Family Group, Ltd. a 55% voting control in all voting matters, which change of control was publicly announced in out SEC 8-K filings on March 10th and March 13th 2023, we are not aware of any arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For the years ended December 31, 2022 and 2021, certain related parties made cash payments to the Company and the Company made cash payments to the related parties (see Note 3 to the financial statements).

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14.  Principal Accountant Fees and Services

Audit and Review Fees.  We paid M&K, CPAS, PLLC for audit and review fees of $29,000 for 2022 and $28,500 for 2021.

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

Tautachrome, Inc.

/s/ David LaMountain
David LaMountain	Date: May 22, 2023
Director, CEO and CFO

In accordance with the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

